Form 10-Q
period 1995-03-31
MOTOR CLUB OF AMERICA
filed 1995-05-15
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
March 31, 1995                                      0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


484 Central Avenue, Newark, New Jersey                     07107
(Address of principal executive offices)                  Zip Code



Registrant's telephone number, including area code 201-733-1234



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x .  No    .


2,043,004 shares of Common Stock were outstanding as of May 10, 1995.


                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                     March 31,       December 31,
                                          1995              1994

     ASSETS
Invested assets                       $41,065,665       $45,555,992
Premiums receivable                     4,953,733         5,547,378
Reinsurance recoverable on
 paid and unpaid losses and
 loss expenses                         20,499,877        20,766,271
Notes and accounts receivable-net         283,654           284,099
Deferred policy acquisition costs       3,933,127         4,166,368
Fixed assets - at cost, less
 accumulated depreciation               1,226,333         1,182,780
Federal income tax recoverable             22,280            33,280
Prepaid reinsurance premiums              705,710           682,065
Other assets                            1,291,841         1,658,244
    Total Assets                      $73,982,220       $79,876,477

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $41,437,582       $41,665,101
Unearned premiums and membership
 fees                                  13,469,439        14,184,030
Note payable to Receiver of MCA
 Insurance Company in Liquidation          -              2,750,000
Note payable to Midlantic Bank, N.A.       -              2,750,000
Other liabilities                       7,151,794         7,981,161
    Total Liabilities                  62,058,815        69,330,292

Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued - 2,043,004 shares              1,021,501         1,021,501
Paid in additional capital              1,720,945         1,720,945
Net unrealized losses on
 debt securities                         (330,674)       (1,268,628)
Retained earnings                       9,511,633         9,072,367
     Total Shareholders' Equity        11,923,405        10,546,185
     Total Liabilities and
       Shareholders' Equity           $73,982,220       $79,876,477

           (Financial statements should be read in
            conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           For the Three Months
Ended
                                       March 31, 1995      March 31, 1994
  Revenues:
Insurance premiums (net of
 premiums ceded totaling
 $691,554 (1995) and $1,427,961
 (1994))                                $8,731,538         $7,221,957
Net investment income                      700,712            667,736
Realized gains (losses)
 on sales of investments                     4,132                (11)
Motor Club membership fees                 313,360            356,082
Other revenues                              34,535             63,680
     Total revenues                      9,784,277          8,309,444

  Losses and Expenses:
Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $757,742 (1995) and
 $870,486 (1994))                        4,999,096          3,370,505
Amortization of deferred policy
 acquisition costs                       2,853,630          2,266,102
Other operating expenses                 1,393,048          2,017,693
Reversal of prior year's accrual
 of New Jersey FAIR Act liabilities         -                (593,684)
Motor Club benefits                         88,237            115,766
     Total losses and expenses           9,334,011          7,176,382
Income before Federal
 income tax                                450,266          1,133,062
Provision for Federal
 income taxes                              (11,000)            (9,187)
Net income                              $  439,266         $1,123,875

Per common share:
Net income                                    $.22               $.55

             (Financial statements should be read in
              conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                        For the Three Months Ended
                                 March 31, 1995             March 31, 1994

Operating activities:

Net income                      $   439,266                      $1,123,875
Adjustments to reconcile
  net income to net cash
  used in operating
  activities:
  Depreciation expense               75,812                          74,405
  Loss (gain) on sale of
  investments                        (4,132)                             11
  Amortization (accrual) on
  bond premium (discount)            (8,170)                         75,716
Changes in:
  Deferred policy
    acquisition costs                233,241                         31,135
  Premiums receivable                593,645                        817,418
  Notes and accounts
    receivable                           445                        (26,512)
  Other assets                       366,403                         82,026
  Losses and loss expenses          (227,519)                     1,046,483)
  Unearned premiums and
    membership fees                 (714,591)                    (1,111,530)
  Federal income tax
    recoverable                       11,000                      1,413,343
  Amount due to MCA Insurance
    Company in Liquidation        (2,750,000)                        -
  Other liabilities                 (829,367)                    (3,682,471)
  Reinsurance recoverable on
    paid and unpaid losses           266,394                        346,363
  Prepaid reinsurance premiums       (23,645)                     1,055,420
Net cash used in
  operating activities                         ($2,571,218)                        ($847,284)

Investing activities:
  Investments purchased          (11,532,439)                   (16,987,157)
  Fixed assets purchased            (119,364)                        -
  Proceeds from sales of
  investments                      16,973,021                    17,834,441
Net cash provided by
  investing activities                           5,321,218                          847,284

Financing activities:
Repayment to Midlantic Bank, N.A.  (2,750,000)                       -
Net cash used in financing
  activities                                    (2,750,000)                          -
Net (decrease) in cash                              -                                -
Cash at beginning of period                         -                                -
Cash at end of period                           $   -                             $  -

Supplemental Disclosures of Cash Flow Information
Note - Interest paid was $33,432 in 1995 and $131 in 1994.
       Federal income tax paid was $0 in 1995 and $30,947 in 1994.

Non Cash Investing Activities:
Invested assets and shareholders' equity increased by $937,954 and decreased by $623,648 in 1995 and 1994, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

              (Financial statements should be read in
              conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Preparation and Presentation

     The accompanying condensed consolidated financial statements of Motor Club of America (the "Registrant") include its accounts and those of its subsidiary companies and, in the opinion of management, contain all adjustments necessary to present fairly the Registrant's consolidated financial position, results of operations and cash flows.

     These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Registrant's 1994
Annual Report on Form 10-K.

2.  Shareholders' Equity

     Shareholders' equity at March 31, 1995 and December 31, 1994 includes the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

 3.  Per Share Data

     Per share data are computed based upon the 2,043,004 weighted average number of shares of common stock outstanding for each of the three month periods presented.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three month periods ended March 31, 1995 and 1994, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain deductions, principally the amortization of fresh start benefit allowed for under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at March 31, 1995 is approximately $9.5 million.

5.  Adoption of Recent Accounting Pronouncements

     In October 1994, the Financial Accounting Standards Board adopted SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This Statement prescribes new disclosures about derivatives and other financial instruments.

     The Registrant is required to adopt this Statement for 1995.
The additional disclosures will be limited as the Registrant has not used derivatives or derivative securities for purposes of trading or risk management in its investment portfolio or operations.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview of Business Operations

     The Registrant provides a broad range of property and casualty insurance related services through the Insurance Companies. The Registrant also operates a motor club through Motor Club of America Enterprises, Inc. ("Enterprises"). The property and casualty insurance subsidiaries form the largest segment of operations, which accounted for 96% of 1995 revenues. The Insurance Companies provide coverage only in the State of New Jersey.

     The Registrant anticipates continuing its expansion program in small commercial and ancillary coverages written by Preserver in the State of New Jersey as well as through limited new private passenger automobile ("PPA") writings by Motor Club.

     The Registrant is seeking to improve its financial condition through limited new writings and stringent expense reduction and controls.

Earnings

     Net income for the three months ended March 31, 1995 included $230,000 or $.12 per share for reduced reinsurance costs relating to a decrease in the 1995 rate assessed by the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF"), which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's retention limit of $75,000.

     Net income for the three months ended March 31, 1994 included $594,000 or $.29 per share for the reversal of FAIRA surtaxes previously accrued in 1992.

     Excluding these items, net income for the three months ended March 31, 1995 decreased $321,000 or $.16 per share as compared to the same period in 1994, primarily due to loss and loss expense ratios which increased in 1995 as compared to the record low loss and loss expense ratios in 1994.

Revenues

Insurance Premiums

     Insurance premiums earned increased $1,510,000 or 21% in the three months ended March 31, 1995 as compared to the same period in 1994, primarily as a result of: (1) the termination in February 1994 of Preserver's 80% quota share reinsurance treaty; and (2) the aforementioned reduction in UCJF costs of $230,000.

     Direct premium written increased $517,000 or 6% in the first quarter of 1995 as compared to the same period in 1994. Preserver direct premium written increased by $785,000 or 111% in the first quarter of 1995 as compared to 1994; the growth in the Preserver book was offset by a decline in the premiums written by Motor Club of $267,000 or 4%.

     Motor Club, pursuant to an Order received from the New Jersey Department of Insurance, began to write new personal automobile insurance business in the first quarter of 1995, for the first time since March 1990. New PPA writings in the first quarter totaled $109,000. Despite these new writings, Motor Club has continued to experience PPA attrition which has exceeded both the level of new writings and rate increases allowed by New Jersey insurance law.

Net Investment Income

     Net investment income increased $33,000 or 5% in 1995 as
compared to 1994.   Average invested assets for the three month
period ended March 31, 1995 was $43,246,000 as compared to $45,754,000 for the same period in 1994. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.48% for the three months ended March 31, 1995 as compared to 5.84% for the same period in 1994. Despite the decline in invested assets, interest rates have generally increased over the last year, and the Registrant has been able to invest funds at the higher interest rate levels experienced, increasing both portfolio yield and investment income.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $1,629,000 or 48% in the three months ended March 31, 1995 as compared to 1994. The increase in losses incurred is primarily due to the termination of Preserver's 80% quota share reinsurance treaty, described previously.

     The Insurance Companies' combined loss and loss expense ratio was 57.3% for the three months ended March 31, 1995, as compared to 46.7% for the same period in 1994. The higher loss ratios in the first quarter of 1995 as compared to 1994 are primarily attributable to higher personal automobile loss ratios and a higher level of severe losses in the Preserver book of business.

     Despite the higher loss ratios on a comparative basis, no significant adverse trends were experienced or identified during the first quarter of 1995, and the loss ratio returned was within historical averages. The Registrant believes that the 1994 first quarter loss ratios were historically low, and the 1995 results are a return to more representative experience which remains profitable.

Amortization of Deferred Policy Acquisition Expenses and Other
Operating Expenses

     These expenses decreased $37,000 or 1% in the three months ended March 31, 1995 as compared to 1994. Excluding acquisition related expenses, which increased commensurately with the aforementioned 21% increase in insurance premiums, other operating expenses decreased $595,000 or 22% in the first quarter of 1995 as compared to 1994. This decrease in expenses allowed for a decrease in the expense ratio (on a GAAP basis) to 47.0% for the first quarter of 1995 as compared to 56.5% in 1994. The Registrant is committed to reducing its expense ratio by increasing revenues without increasing overhead expenditures.

     The Registrant expects to reduce its expenses further by relocating from its existing office building, converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

Motor Club of America Membership Program

     Motor Club membership fees written through Enterprises decreased $43,000 or 12% in 1995 as compared to 1994. Motor Club memberships written through AVCO Financial Services ("AVCO") offices nationwide were discontinued effective December 31, 1994, causing the decrease. Motor Club membership fees written through AVCO offices accounted for 16% of all membership fees written by Enterprises in 1994.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at March 31, 1995 is $5.84 per share, as compared to $5.16 per share at December 31, 1994. The increase in book value is due to the earnings described previously, plus an increase in market value of $938,000 or $.46 per share in fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115. This increase in market value was caused by the rapid decline in interest rates in the first quarter of 1995.

     The Registrant anticipates that the strengthening of its financial condition will continue via the application of stringent expense controls and limited new writings in selected lines of
business.   During this period, the Insurance Companies' ability to
control their reinsurance costs while maintaining the present quality of the reinsurance program will be a key factor in the Registrant's ability to attain this objective.

     The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.

     Reserving assumptions and payment patterns of the Insurance
Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

Operating and Investing Activities

     The Insurance Companies' operations and cash flow are relatively stable in light of the limited amount of new business they are writing.

     Cash from operations declined in the first three months of 1995 and 1994, the result of: 1) in 1995, the payment of the Note due the MCAIC Receiver, who is now paid in full; 2) the Insurance Companies' payment of annual insurance premium taxes, licenses, fees and other assessments, which are historically paid in the first quarter of the year; and 3) in the first quarter of 1994, Motor Club's $2,275,000 payment to the New Jersey Market Transition Facility. In 1994, this negative cash flow was offset by positive cash flow from reinsurance recoveries from the UCJF and the receipt of Federal income taxes recoverable at December 31, 1993.

     These events also contributed to the reduction in total assets as of March 31, 1995 compared to December 31, 1994.

     No unusual or nonrecurring operating expenditures have been incurred over this period. Additionally, the payout ratio of losses has not fluctuated substantially over this period.

     The Registrant has maintained an investing philosophy during 1995 consistent with past practices and described in detail in its 1994 Annual Report on Form 10-K. Investment mix and portfolio duration as of March 31, 1995 have remained stable as compared to December 31, 1994. For the three months ended March 31, 1995 and 1994, the investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.48% and 5.84%, respectively. Management anticipates maintaining this approach to investing for the foreseeable future.

Financing Activities

     The Registrant paid no dividend on its common stock in 1995 or 1994.

     The Registrant has no material outstanding capital commitments which would require additional financing.

     In the first quarter of 1995, the Registrant repaid Midlantic Bank, N.A. the $2,750,000 Term Loan it had taken in December 1994. This Term Loan is now paid in full.

                             PART II
                        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
     a)  Exhibits
         None
     b)  Reports on Form 8-K
         None


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOR CLUB OF AMERICA




                                   /s/Stephen A. Gilbert
                               By: Stephen A. Gilbert
                                   Executive Vice President

                                   /s/Patrick J. Haveron
                               By: Patrick J. Haveron
                                   Vice President - Chief Financial
                                   Officer and Chief Accounting Officer


Dated:  May 12, 1995