Form 10-Q
period 1995-06-30
MOTOR CLUB OF AMERICA
filed 1995-08-11
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
June 30, 1995                                        0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


484 Central Avenue, Newark, New Jersey                     07107
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


2,043,004 shares of Common Stock were outstanding as of August 10, 1995.


                             1 of 14

                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                        June 30,       December 31,
                                          1995              1994
     ASSETS
Cash and invested assets              $43,116,649       $45,555,992
Premiums receivable                     5,069,228         5,547,378
Reinsurance recoverable on
 paid and unpaid losses and
 loss expenses                         19,431,629        20,766,271
Notes and accounts receivable
 - net                                    238,659           284,099
Deferred policy acquisition costs       3,977,199         4,166,368
Fixed assets - at cost, less
 accumulated depreciation               1,170,206         1,182,780
Federal income tax recoverable             29,650            33,280
Prepaid reinsurance premiums              603,623           682,065
Other assets                            1,260,174         1,658,244
    Total Assets                      $74,897,017       $79,876,477

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $40,055,988       $41,665,101
Unearned premiums and membership
 fees                                  13,488,332        14,184,030
Note payable to Receiver of MCA
 Insurance Company in Liquidation          -              2,750,000
Note payable to Midlantic Bank, N.A.       -              2,750,000
Other liabilities                       7,681,143         7,981,161
    Total Liabilities                  61,225,463        69,330,292

Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued - 2,043,004 shares              1,021,501         1,021,501
Paid in additional capital              1,720,945         1,720,945
Net unrealized gains (losses)
 on debt securities                       778,862        (1,268,628)
Retained earnings                      10,150,246         9,072,367
     Total Shareholders' Equity        13,671,554        10,546,185
     Total Liabilities and
       Shareholders' Equity           $74,897,017       $79,876,477

           (Financial statements should be read in
            conjunction with the accompanying notes)

                 MOTOR CLUB OF AMERICA
                   AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)

                                  For the Six Months Ended  For the Three Months Ended
                               June 30, 1995  June 30,1994   June 30,1995   June 30,1994

  Revenues:
Insurance premiums (net of
 premiums ceded totaling
 $1,643,927, $4,236,341,
 $952,373 and $2,808,380)     $17,517,584     $14,322,321     $8,786,046    $7,100,364
Net investment income           1,368,696       1,334,715        667,984       666,979
Realized gains on sales
 of investments                     4,132          31,706          -            31,717
Motor Club membership fees        630,787         712,884        317,427       356,802
Other revenues                     66,754         126,120         32,219        62,440
     Total revenues            19,587,953      16,527,746      9,803,676     8,218,302

  Losses and Expenses:
Insurance losses and
 loss expenses incurred
 (net of reinsurance
 recoveries totaling
 $869,173, $2,037,910,
 $3,403,509 and $1,167,424)    10,014,725       7,217,685      5,015,629     3,847,180
Amortization of deferred
 policy acquisition costs       5,437,549       4,065,621      2,583,919     1,799,519
Other operating expenses        2,867,354       4,082,770      1,474,306     2,065,077
Reversal of prior year's
 accrual of New Jersey
 FAIR Act liabilities              -           (1,187,367)         -          (593,683)
Motor Club benefits               168,448         180,623         80,211        64,857
     Total losses and
      expenses                 18,488,076      14,359,332      9,154,065     7,182,950

Income before Federal
 income tax                     1,099,877       2,168,414        649,611     1,035,352

Provision (benefit) for Federal
 income taxes                      22,000           -             11,000        (9,187)

Net income                    $ 1,077,877     $ 2,168,414     $  638,611    $1,044,539

Per common share:

Net income                           $.53           $1.06           $.31          $.51

              (Financial statements should be read in
               conjuction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                             For the Six Months Ended
                                    June 30, 1995               June 30, 1994
Operating activities:
Net income                           $ 1,077,877                $ 2,168,414
Adjustments to reconcile net
 income to net cash used in
  operating activities:
  Depreciation expense                   148,558                    154,083
  Gain on sale of investments             (4,132)                   (31,706)
  Amortization on bond premium -
  net                                      9,168                    135,566
Changes in:
  Deferred policy
    acquisition costs                    189,169                   (194,403)
  Premiums receivable                    478,150                    624,351
  Notes and accounts
    receivable                            45,440                    268,937
  Other assets                           398,070                     35,192
  Losses and loss expenses            (1,609,113)                (2,149,816)
  Unearned premiums and
    membership fees                     (695,698)                (1,760,674)
  Federal income tax
    recoverable                            3,630                  1,380,876
  Amount due to MCA Insurance Company
    in Liquidation                    (2,750,000)                     -
  Other liabilities                     (300,018)                (6,132,829)
  Reinsurance recoverable on
    paid and unpaid losses             1,334,642                    750,734
  Prepaid reinsurance premiums            78,442                  2,370,987
Net cash used in
  operating activities                           ($1,595,815)                ($2,380,288)

Investing activities:
  Investments purchased              (22,592,266)               (29,425,608)
  Fixed assets purchased                (135,983)                   (35,255)
  Proceeds from sales of investments  27,330,177                 32,441,141
Net cash provided by
  investing activities                             4,601,928                   2,980,278

Financing activities:
Repayment to Midlantic Bank, N.A.     (2,750,000)                      -
Net cash used in financing activities             (2,750,000)                     -
Net increase in cash                                 256,113                     599,990
Cash at beginning of period                           -                           -
Cash at end of period                             $  256,113                 $   599,990

Supplemental Disclosures of Cash Flow Information

Note - Interest paid was $33,432 in 1995 and $6 in 1994.
       Federal income tax paid was $18,370 in 1995 and $54,227 in 1994.

Non Cash Investing Activities:

Invested assets and shareholders' equity increased by $2,047,490 and decreased by $267,420 in 1995 and 1994, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.
             (Financial statements should be read in
              conjunction with the accompanying notes)

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

2.  Shareholders' Equity

     Shareholders' equity at June 30, 1995 and December 31, 1994 includes the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Per share data are computed based upon the 2,043,004 weighted average number of shares of common stock outstanding for the six and three month periods presented.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the six and three month periods ended June 30, 1995 and 1994, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at June 30, 1995 is approximately $8.9 million.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview of Business Operations

     The Registrant provides a broad range of property and casualty insurance related services through the Insurance Companies. The Registrant also operates a motor club through Motor Club of America Enterprises, Inc. ("Enterprises"). The property and casualty insurance subsidiaries form the largest segment of operations, which accounted for 96% of 1995 revenues. The Insurance Companies provide coverage only in the State of New Jersey.
     The Registrant anticipates continuing its expansion program in small commercial and ancillary coverages written by Preserver in the State of New Jersey as well as through new private passenger automobile ("PPA") writings by Motor Club.
     The Registrant expects to continue to improve its financial condition through limited new writings and stringent expense reduction and controls.

Earnings

Six Months

     Net income for the six months ended June 30, 1995 included $477,000 or $.23 per share for reduced reinsurance costs relating to a decrease in the 1995 rate assessed by the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF"), which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's retention limit of $75,000.
     Net income for the six months ended June 30, 1994 included $1,187,000 or $.58 per share for the reversal of FAIRA surtaxes accrued in 1992.
     Excluding these items, net income for the six months ended June 30, 1995 decreased $380,000 or $.19 per share as compared to the same period in 1994, primarily due to a higher combined ratio, the result of loss and loss expense ratios which increased in 1995 as compared to the record low loss and loss expense ratios in 1994, offset by lower expense ratios.

Three Months

     Net income for the three months ended June 30, 1995 included $246,000 or $.12 per share for reduced reinsurance costs relating to a decrease in the 1995 rate assessed by the UCJF.
     Net income for the three months ended June 30, 1994 included $594,000 or $.29 per share for the reversal of FAIRA surtaxes previously accrued in 1992.
     Excluding these items, net income for the three months ended June 30, 1995 decreased $59,000 or $.03 per share as compared to the same period in 1994, primarily due to decreases in Motor Club membership fees, other revenues and realized gains from the sale of investments, offset by a lower combined ratio from the Registrant's insurance operations as a result of reduced expenses and expense ratio.

Revenues

Insurance Premiums

     Insurance premiums earned increased $3,195,000 or 22% in the six months ended June 30, 1995 and $1,686,000 or 24% in the three months ended June 30, 1995, as compared to the same periods in 1994, primarily as a result of: (1) the termination in February 1994 of Preserver's 80% quota share reinsurance treaty; (2) the aforementioned reduction in UCJF costs of $477,000 and $246,000, respectively; and (3) increases in new business written in 1995.
     Motor Club began to write new personal automobile insurance business in the first quarter of 1995, for the first time since March 1990. New PPA direct premium written in the first six months of 1995 totaled $1,095,000, of which $986,000 was written in the second quarter of 1995. Motor Club's inforce business has now begun to increase, with new writings exceeding PPA attrition.
     In the six months ended June 30, 1995, as compared to the same period in 1994, direct premium written increased $1,797,000 or 11%; Preserver's increased by $1,440,000 or 71%, while Motor Club's increased by $357,000 or 3%.
     In the second quarter of 1995 as compared to the same period in 1994, direct premium written increased $1,280,000 or 15%; Preserver's increased by $655,000 or 49%, while Motor Club's increased by $625,000 or 9%.

Net Investment Income

     Net investment income increased $34,000 or 3% in 1995 as
compared to 1994.   Average invested assets for the six month
period ended June 30, 1995 was $43,601,000 as compared to $44,689,000 for the same period in 1994. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.28% for the six months ended June 30, 1995 as compared to 5.97% for the same period in 1994. Despite the decline in invested assets, interest rates have generally increased over the last year, and the Registrant has been able to invest funds at the higher interest rate levels experienced, increasing both portfolio yield and investment income.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $2,797,000 or 39% in the six months ended June 30, 1995 as compared to 1994. The increase in losses incurred is primarily due to the termination of Preserver's 80% quota share reinsurance treaty, described previously.
     The Insurance Companies' combined loss and loss expense ratios were 57.2% and 57.1% for the six and three months ended June 30, 1995, as compared to 50.4% and 54.2% for the same periods in 1994. The higher loss ratios in 1995 as compared to 1994 are primarily attributable to higher personal automobile loss ratios.
     Despite the higher loss ratios on a comparative basis, no significant adverse trends were experienced or identified during the six months or second quarter of 1995, and the loss ratios returned were within recent experience. The Registrant believes that the 1994 loss ratios were historically low, and the 1995 results are a return to more representative experience which remains profitable.

Amortization of Deferred Policy Acquisition Expenses and Other
Operating Expenses

     These expenses increased $157,000 or 2% in the six months ended June 30, 1995 as compared to 1994. Excluding acquisition related expenses, which increased commensurately with the aforementioned 22% increase in insurance premiums, other operating expenses decreased $1,044,000 or 20% in the six months ended June 30, 1995 as compared to 1994. This decrease in expenses allowed for a decrease in the expense ratio to 45.8% for the six months ended June 30, 1995 as compared to 54.2% in 1994. The Registrant is committed to reducing its expense ratio by increasing revenues without increasing overhead expenditures.
     The Registrant expects to reduce its expenses further by relocating from its existing office building, converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

Motor Club of America Membership Program

     Motor Club membership fees written through Enterprises decreased $82,000 or 12% in 1995 as compared to 1994. Motor Club memberships written through AVCO Financial Services ("AVCO") offices nationwide were discontinued effective December 31, 1994. Motor Club membership fees written through AVCO offices accounted for 16% of all membership fees written by Enterprises in 1994.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at June 30, 1995 is $6.69 per share, as compared to $5.84 per share at March 31, 1995 and $5.16 per share at December 31, 1994. The increase in book value is due to the earnings described previously, plus an increase of $2,047,000 or $1.00 per share in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115. This increase in market value was caused by the rapid decline in interest rates in 1995.
     The Registrant anticipates that the strengthening of its financial condition will continue via the application of stringent expense controls and limited new writings in selected lines of business.
     During this period, the Insurance Companies' ability to control their reinsurance costs while maintaining the present quality of the reinsurance program will be a key factor in the Registrant's ability to attain this objective. On July 1, 1995, the Insurance Companies obtained new catastrophe reinsurance coverage in the amount of $24.5 million in excess of $500,000 with only a modest increase in premium. This new coverage is a substantial increase over the expiring coverage of $9.5 million in excess of $1.5 million.
     The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.
     Reserving assumptions and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

Operating and Investing Activities

     The Insurance Companies' operations and cash flow are relatively stable in light of the limited amount of new business they are writing.
     Cash from operations declined in the first six months of 1995 and 1994, the result of: 1) in 1995, the payment of the Note due the MCAIC Receiver, who is now paid in full; 2) the Insurance Companies' payment of annual insurance premium taxes, licenses, fees and other assessments, which are historically paid in the first quarter of the year; and 3) in the first quarter of 1994, Motor Club's $2,275,000 payment to the New Jersey Market Transition Facility. In 1994, this negative cash flow was offset by positive cash flow from reinsurance recoveries from the UCJF and the receipt of Federal income taxes recoverable at December 31, 1993.
     These events also contributed to the reduction in total assets as of June 30, 1995 compared to December 31, 1994.
     No unusual or nonrecurring operating expenditures have been incurred over this period. Additionally, the payout ratio of losses has not fluctuated substantially over this period.
     The Registrant has maintained an investing philosophy during 1995 consistent with past practices and described in detail in its 1994 Annual Report on Form 10-K. Investment mix and portfolio duration as of June 30, 1995 have remained stable as compared to December 31, 1994. Management anticipates maintaining this approach to investing for the foreseeable future.

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



Dated:  August 11, 1995