Form 10-Q
period 1995-09-30
MOTOR CLUB OF AMERICA
filed 1995-11-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
September 30, 1995                                   0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


484 Central Avenue, Newark, New Jersey                     07107
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


2,043,754 shares of Common Stock were outstanding as of November 10, 1995.











                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES



            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                      September 30,      December 31,
                                           1995             1994
     ASSETS
Cash and invested assets              $44,328,124       $45,555,992
Premiums receivable                     4,904,620         5,547,378
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         17,646,926        20,766,271
Notes and accounts receivable
 - net                                    199,415           284,099
Deferred policy acquisition costs       3,953,107         4,166,368
Fixed assets - at cost, less
 accumulated depreciation               1,205,821         1,182,780
Federal income tax recoverable             24,835            33,280
Prepaid reinsurance premiums              475,978           682,065
Other assets                            1,148,961         1,658,244
    Total Assets                      $73,887,787       $79,876,477

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $38,781,626       $41,665,101
Unearned premiums and membership
 fees                                  13,243,448        14,184,030
Note payable to Receiver of MCA
 Insurance Company in Liquidation          -              2,750,000
Note payable to Midlantic Bank, N.A.       -              2,750,000
Other liabilities                       7,571,000         7,981,161
    Total Liabilities                  59,596,074        69,330,292
Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued - 1995 - 2,043,754
 1994 - 2,043,004                       1,021,876         1,021,501
Paid in additional capital              1,722,539         1,720,945
Unfunded accumulated benefit
 obligation in excess of Plan assets   (3,633,000)       (3,633,000)
Net unrealized gains (losses)
 on debt securities                       750,880        (1,268,628)
Retained earnings                      14,429,418        12,705,367
     Total Shareholders' Equity        14,291,713        10,546,185
     Total Liabilities and
       Shareholders' Equity           $73,887,787       $79,876,477

           (Financial statements should be read in
            conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        For the Nine Months Ended       For the Three Months Ended
                                              September 30,                   September 30,
                                           1995             1994           1995              1994

  Revenues:
Insurance premiums (net of
 premiums ceded totaling
 $2,653,650, $6,236,936,
 $1,009,723 and $2,000,595)             $26,972,822      $21,512,920    $ 9,455,238        $7,190,599
Net investment income                     2,099,106        2,032,873        730,410           698,158
Realized gains on sales
 of investments                              56,823           38,387         52,691             6,681
Motor Club membership fees                  949,646        1,059,682        318,859           346,798
Other revenues                               96,282          169,033         29,528            42,913
     Total revenues                      30,174,679       24,812,895     10,586,726         8,285,149

  Losses and Expenses:
Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling ($20,332), $2,746,614,
 ($889,505) and $708,704)                15,662,627       11,623,045      5,647,902         4,405,360
Amortization of deferred policy
 acquisition costs                        8,046,135        6,258,267      2,608,586         2,192,646
Other operating expenses                  4,506,541        6,116,460      1,639,187         2,033,690
Reversal of prior year's accrual
 of New Jersey FAIR Act liabilities          -            (3,656,127)        -             (2,468,760)
Motor Club benefits                         199,328          259,751         30,880            79,128
     Total losses and expenses           28,414,631       20,601,396      9,926,555         6,242,064

Income before Federal
 income tax                               1,760,048        4,211,499        660,171         2,043,085

Provision for Federal
 income taxes                                36,000            4,420         14,000             4,420

Net income                              $ 1,724,048      $ 4,207,079    $   646,171        $2,038,665

Per common share:

Net income                                     $.84            $2.06           $.31             $1.00


             (Financial statements should be read in
              conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                              For the Nine Months Ended
                                               September 30, 1995                  September 30, 1994

Operating activities:
Net income                                    $ 1,724,048                      $ 4,207,079
Adjustments to reconcile net income
  to net cash used in operating
  activities:
  Depreciation expense                            219,941                          216,949
  Gain on sale of investments                     (56,823)                         (38,387)
  Amortization on bond premium - net               43,670                          205,858
Changes in:
  Deferred policy
    acquisition costs                             213,261                         (289,074)
  Premiums receivable                             642,758                        1,131,763
  Notes and accounts
    receivable                                     84,684                          307,996
  Other assets                                    509,283                          199,291
  Losses and loss expenses                     (2,883,475)                      (3,438,149)
  Unearned premiums and
    membership fees                              (940,582)                      (2,684,844)
  Federal income tax
    recoverable                                     8,445                        1,385,296
  Amount due to MCA Insurance Company
    in Liquidation                             (2,750,000)                          -
  Other liabilities                              (410,161)                      (9,284,887)
  Reinsurance recoverable on
    paid and unpaid losses                      3,119,345                        1,548,614
  Prepaid reinsurance premiums                    206,087                        3,513,017
Net cash used in
  operating activities                                      ($  269,519)                        ($3,019,478)

Investing activities:
  Investments purchased                       (37,322,043)                     (40,989,805)
  Fixed assets purchased                         (242,980)                         (35,255)
  Proceeds from sales of investments           40,582,573                       44,078,640
Net cash provided by
  investing activities                                        3,017,550                           3,053,580

Financing activities:
  Common stock issued                               1,969                           -
  Repayment to Midlantic Bank, N.A.            (2,750,000)                          -
Net cash used in financing activities                        (2,748,031)                             -
Net increase in cash                                             -                                   34,102
Cash at beginning of period                                      -                                   -
Cash at end of period                                        $   -                              $    34,102

Supplemental Disclosures of Cash Flow Information
Note - Interest paid was $33,432 in 1995 and $6 in 1994.
       Federal income tax paid was $27,555 in 1995 and $54,227 in 1994.

Non Cash Investing Activities:
Invested assets and shareholders' equity increased by $2,019,508 and decreased by $687,616 in 1995 and 1994, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

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

2.  Shareholders' Equity

     Shareholders' equity at September 30, 1995 and December 31, 1994 includes the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

 3.  Per Share Data

     Per share data are computed based upon 2,043,009 and 2,043,020 weighted average number of shares of common stock outstanding for the nine and three month periods respectively, for 1995. Per share data for 1994 are computed based upon 2,043,004 weighted average number of shares outstanding for the nine and three month periods.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the nine and three month periods ended September 30, 1995 and 1994, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at September 30, 1995 is approximately $8.2 million.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview of Business Operations

The Registrant provides a broad range of property and casualty insurance related services through the Insurance Companies. The Registrant also operates a motor club through Motor Club of America Enterprises, Inc. ("Enterprises"). The property and casualty insurance subsidiaries form the largest segment of operations, which accounted for 97% of 1995 revenues. The Insurance Companies provide coverage only in the State of New Jersey.
     The Registrant anticipates continuing its expansion program in small commercial and ancillary coverages written by Preserver in the State of New Jersey as well as through new private passenger automobile ("PPA") writings by Motor Club.
     The Registrant expects to continue to improve its financial condition through these new premium writings and stringent expense reduction and controls.

Earnings

Nine Months

     Net income for the nine months ended September 30, 1995 included $750,000 or $.37 per share for reduced reinsurance costs relating to a decrease in the 1995 rate assessed by the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF"), which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's retention limit of $75,000.
     Net income for the nine months ended September 30, 1994 included $3,656,000 or $1.79 per share for the reversal of FAIRA surtaxes and assessments, as well as the Registrant's liability for the New Jersey Market Transition Facility ("MTF"), previously accrued.
     Excluding these items, net income for the nine months ended September 30, 1995 increased $437,000 or $.21 per share as compared to the same period in 1994, primarily due to a lower combined ratio, the result of an expense ratio which decreased in 1995 as compared to the ratio in 1994, offset by slightly higher loss and loss expense ratios. Combined ratio for 1995 is 103.1% as compared to 108.8% in 1994.

Three Months

     Net income for the three months ended September 30, 1995 included $273,000 or $.13 per share for reduced reinsurance costs relating to the aforementioned decrease in the 1995 rate assessed by the UCJF.
     Net income for the three months ended September 30, 1994 included $2,469,000 or $1.21 per share for the reversal of FAIRA surtaxes and assessments, as well as the Registrant's liability for the New Jersey MTF, previously accrued.
     Excluding these items, net income for the three months ended September 30, 1995 increased $803,000 or $.39 per share as compared to the same period in 1994, primarily due to a lower combined ratio from the Registrant's insurance operations as a result of reduced expenses and expense ratio. These gains were offset by decreases in Motor Club membership fees and other revenues. Combined ratio for the three months ended September 30, 1995 is 103.2% as compared to 117.4% for the same period in 1994.

Revenues

Insurance Premiums

     Insurance premiums earned increased $5,460,000 or 25% in the nine months ended September 30, 1995 and $2,265,000 or 31% in the three months ended September 30, 1995, as compared to the same periods in 1994, primarily as a result of: (1) the termination in February 1994 of Preserver's 80% quota share reinsurance treaty;
(2) the aforementioned reduction in UCJF costs of $750,000 and $273,000, respectively; and (3) increases in new business written in 1995, particularly new PPA.
     In the nine months ended September 30, 1995, as compared to the same period in 1994, direct premium written increased $3,724,000 or 15%; Preserver's increased by $1,938,000 or 58%, while Motor Club's increased by $1,786,000 or 8%.
     In the third quarter of 1995 as compared to the same period in 1994, direct premium written increased $1,927,000 or 23%; Preserver's increased by $498,000 or 39%, while Motor Club's increased by $1,429,000 or 21%.
     Motor Club began to write new personal automobile insurance business in the first quarter of 1995. New PPA direct premium written in the first nine months of 1995 totaled $2,978,000, of which $1,883,000 was written in the third quarter of 1995. During the nine and three month periods ended September 30, 1995, new PPA premiums earned were $1,147,000 and $912,000, respectively.
     Motor Club's inforce business has now begun to increase, with new writings exceeding PPA attrition. Motor Club took the PPA rate increase allowed by New Jersey law during the third quarter, as it has each year since 1990.

Net Investment Income

     Net investment income increased $66,000 or 3% in 1995 as
compared to 1994.   Average invested assets for the nine month
period ended September 30, 1995 were $44,358,000 as compared to $43,159,000 for the same period in 1994. The increase in average invested assets is primarily due to the increase in premium growth described previously. The investment portfolio (including short-term investments but excluding realized capital gains) yielded 6.31% for the nine months ended September 30, 1995 as compared to 6.07% for the same period in 1994.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $4,040,000 or 35% in the nine months ended September 30, 1995 as compared to 1994. The increase in losses incurred is primarily due to the termination of Preserver's 80% quota share reinsurance treaty, described previously.
     The Insurance Companies' combined loss and loss expense ratios were 58.1% and 59.7% for the nine and three months ended September 30, 1995, as compared to 54.0% and 61.3% for the same periods in 1994. The higher year to date loss ratio in 1995 as compared to 1994 is primarily attributable to a higher personal automobile loss ratio, which increased to 57.3% in 1995 from 52.1% in 1994. The increase in loss and loss expense ratio attributable to personal auto was partially offset by a decrease in the corresponding ratio for Preserver's book of business, which decreased from 74.0% in 1994 to 61.0% in 1995.
     Despite the higher loss ratio on a comparative basis, no significant adverse trends were experienced or identified during the nine months of 1995, and the loss ratios returned were within recent experience. The Registrant believes that the 1994 PPA loss ratios were historically low, and the 1995 results are a return to more representative experience which remains profitable. In addition, the new PPA business which Motor Club is writing historically produces a higher loss ratio when it is first written.

Amortization of Deferred Policy Acquisition Expenses and Other
Operating Expenses

     These expenses increased $178,000 or 1% in the nine months ended September 30, 1995 as compared to 1994; for the three month period ended September 30, 1995, these expenses increased $21,000 or less than 1% as compared to 1994.
     Excluding acquisition related expenses, which increased commensurately with the aforementioned 25% increase in insurance premiums, other operating expenses decreased $1,119,000 or 15% in the nine months ended September 30, 1995 as compared to 1994. This decrease in expenses allowed for a decrease in the expense ratio to 45.0% for the nine months ended September 30, 1995 as compared to 54.8% in 1994. The Registrant is committed to reducing its expense ratio by increasing revenues without increasing overhead expenditures.
     The Registrant expects to reduce its expenses further by relocating from its existing office building, converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

Motor Club of America Membership Program

     Motor Club membership fees written through Enterprises decreased $195,000 or 18% in 1995 as compared to 1994. Motor Club memberships written through AVCO Financial Services ("AVCO") offices nationwide were discontinued effective December 31, 1994. Motor Club membership fees written through AVCO offices accounted for 16% of all membership fees written by Enterprises in 1994.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at September 30, 1995 is $6.99 per share, as compared to $6.69 per share at June 30, 1995 and $5.16 per share at December 31, 1994. The increase in book value is due to the earnings described previously, plus an increase during 1995 of $2,020,000 or $.99 per share in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.
     The Registrant anticipates that the strengthening of its financial condition will continue via the application of stringent expense controls and new writings in selected lines of business.
     The New Jersey Insurance Department requires that insurers maintain a premium to surplus ("leverage") ratio of 3 to 1 or less in order to write new PPA. Motor Club's present applicable leverage ratio for the twelve months ended September 30, 1995 is
2.91 to 1.
     During this period, the Insurance Companies' ability to control their reinsurance costs while maintaining the present quality of the reinsurance program will be a key factor in the Registrant's ability to attain this objective. On July 1, 1995, the Insurance Companies obtained catastrophe reinsurance coverage in the increased amount of $24.5 million in excess of $500,000 with only a modest increase in premium.
     The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.
     Reserving assumptions and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

Operating and Investing Activities

     The Insurance Companies' operations and cash flow are relatively stable in light of the new business they are writing.
     Cash from operations declined in the first nine months of 1995, the result of the $2.75 million payment of the Note due the MCAIC Receiver, who is now paid in full. This has been offset by increased cash flow from the new premium the Insurance Companies have written.
     These events also contributed to the reduction in total assets as of September 30, 1995 compared to December 31, 1994.
     Cash from operations declined in the first nine months of 1994, the result of Motor Club's $2,275,000 payment to the MTF. In 1994, this negative cash flow was offset by positive cash flow from reinsurance recoveries from the UCJF and the receipt of Federal income taxes recoverable at December 31, 1993.
     No unusual or nonrecurring operating expenditures have been incurred over this period. Additionally, the payout ratio of losses has not fluctuated substantially over this period.
     The Registrant has maintained an investing philosophy during 1995 consistent with past practices and described in detail in its 1994 Annual Report on Form 10-K. Investment mix and portfolio duration as of September 30, 1995 have remained stable as compared to December 31, 1994. Management anticipates maintaining this approach to investing for the foreseeable future.

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



Dated:  November 13, 1995