Form 10-K405
period 1995-12-31
MOTOR CLUB OF AMERICA
filed 1996-04-01
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                Commission File Number
 December 31, 1995                               0-671

                      MOTOR CLUB OF AMERICA
       (Exact name of registrant as specified in its charter)

        New Jersey                              22-0747730
 (State of incorporation)                   (I.R.S. Employer
                                             Identification No.)

 95 Route 17 South, Paramus, New Jersey                   07653
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (201)291-2000

     Securities registered pursuant to Section 12(b) of the Act:
                                None

     Securities registered pursuant to Section 12(g) of the Act:
               Common Stock (par value) $.50 per share

                          (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting Common Stock (par value
$.50 per share) held by non-affiliates on March 28, 1996 was $7,227,682 based on the closing selling price.

2,043,754 shares of Common Stock were outstanding as of March 28, 1996.

Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement issued in conjunction with the June 12, 1996 Annual Meeting of Shareholders (Part III).




                   PART I

Item 1. Description of Business

 (a) The Registrant and a group of affiliated corporations, of which the Registrant is parent, are known as the "Motor Club of America Companies" (the "Motor Club of America Group") and provide a broad range of property and casualty insurance and related services as well as a motor club. The Registrant, incorporated in New Jersey in 1933 as "Automobile Association of New Jersey", is the successor to a New Jersey corporation organized in 1926. The present name was adopted in 1958.

The Registrant's wholly-owned subsidiary, Motor Club of
America Enterprises, Inc. ("Enterprises"), operates the motor club under agency programs in 22 states.

The Registrant has two wholly-owned subsidiaries which write property and casualty insurance, Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver"). Motor Club writes private passenger automobile business; Preserver writes small commercial, homeowners and ancillary coverages. Motor Club and Preserver are collectively referred to as the "Insurance Companies". The Insurance Companies are domiciled in the State of New Jersey.

On October 23, 1992, another insurance subsidiary of the Registrant, MCA Insurance Company ("MCAIC") was declared insolvent as a result of claims from Hurricane Andrew, which struck Florida on August 24, 1992. The Registrant in 1992 wrote off its investment in MCAIC and MCAIC's subsidiaries, Property-Casualty Company of MCA ("PCCMCA") and Fairmount Central Urban Renewal Corporation ("Fairmount").

(b) The Registrant does not have any reportable industry segments for the three fiscal years reported in this Form 10-K.

(c)  See Items 1 (a) and 7.

The Registrant and its subsidiaries distribute insurance policies and motor club contracts through independent producers.

Fire and Casualty Insurance Operations

The Insurance Companies generate premium revenue through approximately 200 independent producers.

New Jersey Private Passenger Automobile

Private passenger automobile ("PPA") direct premiums written by Motor Club increased 16% in 1995 as compared to 1994 and decreased 9% in 1994 as compared to 1993. The increase in 1995 was due to the fact that Motor Club began to write new PPA insurance business in the first quarter of 1995 for the first time since 1990. During 1995, Motor Club wrote $6,011,000 in new business. The 1994 decrease was due to attrition in the PPA book of business.

Motor Club has received relief under certain of the exemptive provisions of the New Jersey Fair Automobile Insurance
Reform Act of 1990 ("FAIRA").   See Item 7 - New Jersey Private
Passenger Automobile Insurance.

Small Commercial and Homeowners Insurance

Preserver writes small commercial and ancillary coverages along with homeowners and related coverages. Direct premiums written by Preserver increased 24% in 1995 as compared to 1994 and 111% in 1994 as compared to 1993.

The Registrant believes Preserver offers a competitive variety of commercial lines products and coverages which will enable this class of business to grow steadily in the future. The Registrant has modified the structure of its homeowners program to reflect recent experience. See Item 7 - Results of Operations.

Projected Expansion Plans

The Registrant anticipates continuing its expansion program in small commercial and ancillary coverages written by Preserver in the State of New Jersey as well as through new PPA writings by Motor Club.

Motor Club Operations

In the operation of its motor club, the Registrant competes with other motor clubs which are, or are affiliated with, national organizations of greater size and resources than the Registrant.

The Registrant's motor club business written through AVCO Financial Services, Inc. ("AVCO") offices was discontinued as of January 1, 1995.
During 1994 and 1993, motor club revenues generated through AVCO offices constituted 16% of total motor club revenues generated by the Registrant.

The Registrant believes the Motor Club of America Group offers as wide a variety of services under common ownership as any other individual motor club or insurance company, or any other affiliated group of companies operating multiple line businesses of these types.

Employees

At December 31, 1995, the Motor Club of America Group had approximately 115 employees.

Item 2. Properties

Effective January 1, 1996, the Registrant entered into a lease at 95 Route 17 South, Paramus, New Jersey. The Registrant's home office is now located at this facility. The lease expires on December 31, 2005.
The Registrant has an option to terminate the lease after six years, and an option to extend the lease for an additional five years after the initial lease term expires.

The Registrant and its subsidiaries (including MCAIC and PCCMCA) are parties to an agreement with Fairmount for the lease of an office building in Newark, New Jersey in which the Registrant and its subsidiaries formerly operated. The Registrant presently has a limited operation at this building. The Registrant is finalizing discussions of the termination of its lease with Fairmount; at this time, the Registrant does not believe that any lease termination costs will be material.

Item 3.  Legal Proceedings

See Note Q to the Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries for information on the insolvency of MCAIC in general and litigation involving the Oklahoma Receiver regarding ownership of Motor Club.

See Note J to the Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries for information regarding legal proceedings in general.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in he fourth quarter of the fiscal year covered by this Report.

Item Pursuant to Instruction 3 to Paragraph (b) of Item 401 of
Regulation S-K. Executive Officers of the Registrant.

At December 31, 1995, the executive officers of the Registrant and their offices with the Registrant and principal occupations were as follows:

                                                                Years in
                                                             Which Officer
                                                               Has Served
                                 Office and Principal             as
     Name               Age           Occupation                 Such(3)

Archer McWhorter (1)     74     Chairman of the Board of
                                Directors of the Registrant
                                and Director of Companies
                                in the Motor Club of America
                                Group                          1986-1995

Stephen A. Gilbert (2)   57     President, General Counsel,
                                Director and Chief Operating
                                Officer of the Registrant and
                                President of the Companies in
                                the Motor Club of America
                                Group                          1975-1995

Patrick J. Haveron (2)   34     Executive Vice President, Chief
                                Financial Officer and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Treasurer of
                                Motor Club of America Insurance
                                Company and Preserver Insurance
                                Company                        1988-1995

Peter K. Barbano         45     Secretary; Associate General
                                Counsel                        1993-1995

Myron Rogow              52     Vice President                 1987-1995
George B. Meyers         68     Vice President                 1971-1995

G. Bruce Patterson       51     Vice President                 1989-1995

Charles J. Pelosi        50     Vice President                 1983-1995

Theodore Green           49     Vice President                 1987-1995

Norma Rodriguez          46     Treasurer                      1984-1995

(l) Member of Executive Committee: For the past five years, Mr. McWhorter has been President of Acceptance, Inc., a finance company. In addition Mr. McWhorter is one-third owner of Santa Ana Holdings, Inc., which owns National Car Rental and affiliated corporations, a car rental enterprise, and Director of Baggage, Inc. (to November 1992), an airline service and security company.

(2) Member of Finance Committee.

(3) Includes years during any portion of which the officer served as such. All terms of office are until the date of the 1996 Annual Meetings of Stockholders and Directors.

Except for Archer McWhorter, each of the officers devoted substantially all of their business time to the affairs of the Registrant or one or more other companies in the Motor Club of America Group.
                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

The Registrant's Common Stock trades on the NASDAQ Stock Market under the symbol MOTR. The following are the high and the low selling prices for each quarter of 1994 and 1995, as reported by the NASDAQ:

          1994
          Quarter                               High     Low
          I    ..............................   3 3/4    2 1/2
          II   ..............................   5 1/4    3
          III  ..............................   3 3/8    2 1/2
          IV   ..............................   3 1/8    2 1/2

          1995
          Quarter                               High     Low
          I    ..............................   4 1/2    2 5/8
          II   ..............................   5 1/8    4
          III  ..............................   7 1/2    4 3/8
          IV   ..............................   7 1/8    6 5/8

There were approximately 600 holders of record of the Common Stock of the Registrant as of December 31, 1995.

The Registrant paid no dividends in 1994 and 1995.

Item 6.  Selected Financial Data

         See Chart on Page 10.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview of Business Operations

The Registrant provides a broad range of property and casualty insurance related services through the Insurance Companies. The Registrant also operates a motor club through Enterprises. The Insurance Companies form the largest segment of operations, which accounted for 96% of 1995 revenues. One hundred percent of the Registrant's insurance operations are in the State of New Jersey. Please refer to the New Jersey Private Passenger Automobile Insurance section for further information on the Registrant's insurance operations in the State of New Jersey.

The Registrant anticipates continuing revenue growth in the State of New Jersey through small commercial and ancillary coverages written by Preserver as well as through new PPA writings by Motor Club.

The Registrant also anticipates continued reductions in its operating expenses, namely through the relocation of its headquarters in 1996 and continued implementation of operating efficiencies which will reduce other overhead expenditures.

Insolvency of MCA Insurance Company

On August 24, 1992, Hurricane Andrew struck the South Florida coast, causing losses to MCAIC which exceeded its surplus as regards policyholders. MCAIC was placed in liquidation on October 23, 1992 by the Oklahoma District Court, Oklahoma.

On December 30, 1994, the Oklahoma District Court approved a settlement between the MCAIC Receiver and its subsidiaries and the Registrant and its subsidiaries (the "Settlement"). Under the Settlement, the Registrant agreed to pay MCAIC approximately $5.4 million, $2 million of which was paid on December 30, 1994. The Settlement also dismissed with prejudice the litigation previously brought (in August 1993) by the MCAIC Receiver against the Registrant regarding the ownership of Motor
Club. The Settlement released all parties from all potential claims against one another, and put in place agreements regarding the handling of consolidated taxes, common cost sharing and service agreements.

On February 15, 1995, pursuant to the Settlement Agreement, MCAIC was paid in full.

The Joint Services Agreement ("JSA") entered into as part of the Settlement was retroactive to May 1, 1994 and provided for the rendering of certain services by the parties to the JSA and amounts due for these services, as well as the sharing of certain common expenses. Common expenses emanated from the parties' co-tenancy in the office building in which the parties' principal offices resided. The JSA was terminated effective February 29, 1996.

Item 6. Selected Financial Data
                                                    Years ended December 31,
                                       1995       1994*       1993*      1992*      1991*
                                          (in thousands, except as to per share data)
Operating Results:

Revenues from operations             $36,703   $ 29,471    $ 31,695   $ 36,402   $ 68,073
Realized gains (losses) on sale
 of investments                           57        (43)        288        136      3,298
Net investment income                  2,764      2,730       2,784      2,853      5,483
Total revenues                       $39,524   $ 32,158    $ 34,767   $ 39,391   $ 76,854
Income (loss) before
  federal income taxes               $ 2,455   $  5,039    $  3,827  ($ 21,882)  $  1,838
Net income (loss)                    $ 2,417   $  5,035    $  3,260  ($ 21,352)  $   (671)

Financial Condition:

Total assets                         $81,959   $ 79,172    $ 86,669   $ 90,544   $131,702
Shareholders' equity                 $14,081   $ 10,546    $  7,168   $  7,154   $ 29,012

Per Common Share:

Net income (loss)                    $  1.18   $   2.46    $   1.60  ($  10.45)  $  (0.33)
Cash dividends                           -          -           -     $  0.225   $   0.30
Book Value                           $  6.89   $   5.16    $   3.51   $   3.50   $  14.20

Weighted average number of
  shares outstanding               2,043,197  2,043,004   2,043,004  2,043,004  2,043,004

Significant Insurance Indicators (GAAP basis unless otherwise noted):

Net premiums written                $38,073     $31,797    $28,058    $26,714    $67,466
Loss and loss expense ratio            58.7%       54.8%      54.1%      77.3%      68.7%
Expense ratio                          43.9%       39.3%      45.7%      45.2%      43.8%
Combined ratio                        102.6%       94.1%      99.8%     122.5%     112.5%
Premiums to statutory
  surplus ratio                      2.87:1      2.67:1     2.78:1     3.02:1     2.81:1

                * Amounts reclassified to conform with 1995 presentation.


In relation to the insolvency of MCAIC, there are no additional liabilities, contingent or otherwise, which require accrual or disclosure in the accompanying financial statements.

New Jersey Private Passenger Automobile Insurance

Motor Club received relief from the New Jersey Department of Insurance ("NJDOI") from certain provisions of FAIRA. Such relief included the following: (1) exemption from its obligation to pay surtaxes and assessments on business written until December 31, 1992. These exemptions allowed Motor Club to reverse previously accrued surtaxes and assessments of $2,003,000 and $2,682,000, as a reduction of expense, in 1994 and 1993, respectively; (2) exemption (until January 1995) from the take-all-comers provisions of FAIRA, which requires the writing of new PPA insurance; (3) payment of only $2,275,000 of the Market Transition Facility
("MTF") deficit. Subsequent legislation retired the entire MTF deficit, enabling Motor Club to eliminate its remaining $1,653,445
MTF liability in 1994 as a reduction of expense; and (4) non-participation in the Personal Automobile Insurance ("Assigned
Risk") Plan.

At December 31, 1995 and 1994, Motor Club has no accrued FAIRA liabilities which are subject to further relief from the NJDOI.

Results of Operations

Net income decreased $2,618,000 or $1.28 per share in 1995 as compared to 1994, after increasing $1,775,000 or $.86 per share in 1994 as compared to 1993.

1995 vs. 1994

Net income in 1995 included $1,039,000 or $.51 per share for reduced reinsurance costs relating to a decrease in the 1995 rate assessed by the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF"), which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000.

Net income in 1994 included $2,003,000 or $.98 per share of FAIRA surtaxes and assessments which became exempt during 1994 pursuant to NJDOI rules. In addition, the Registrant reversed its remaining liability for the MTF deficit of $1,653,000 or $.81 per share during 1994. The Registrant also recognized income of $625,000 or $.30 per share in 1994 for the discounting of the Note due to MCAIC Receiver under the Settlement.

Exclusive of non-recurring items, income was $1,377,000 or $.67 per share in 1995 as compared to $754,000 or $.37 per share in 1994. This increase in earnings is attributable to higher revenues overall, improved expense and combined ratios and reduced expenses from operations, primarily salaries and related benefits.

1994 vs. 1993

Net income in 1994 and 1993 includes the reversal of $2,003,000 or $.98 per share and $2,682,000 or $1.31 per share of FAIRA surtaxes and assessments which became exempt during 1994 and 1993, respectively, pursuant to NJDOI rules.

Exclusive of non-recurring items, income was $754,000 or $.37 per share in 1994 as compared to $857,000 or $.42 per share in 1993. This decline in earnings is attributable to lower revenues overall, although loss and loss expense ratios improved, and expenses from operations were reduced.

Revenues

Insurance Premiums

Insurance premiums increased $7,409,000 or 27% in 1995 as compared to 1994, primarily as a result of: (1) the termination in February 1994 of Preserver's 80% quota share reinsurance treaty; (2) the aforementioned reduction in UCJF costs; and (3) increases in new business written in 1995, particularly PPA.

Insurance premiums decreased $2,183,000 or 7% in 1994 as compared to 1993, primarily as a result of continued attrition in the PPA book of business.

In 1995, Motor Club began to write new PPA business for the first time since March 1990. New business written, net of reinsurance, was $5,644,000 during 1995, of which $2,964,000 was earned.

The 1994 non-PPA business insurance premiums include the effects of the 80% quota share reinsurance agreement for non-automobile business into which the Insurance Companies entered.

The Insurance Companies earned a 37% commission on the business ceded to this reinsurance agreement, which was recorded as a reduction of deferred policy acquisition costs. The quota share reinsurance agreement was terminated effective February 19, 1994; the policies covered by the quota share as of the termination date were run-off through the policies' respective expiration dates.

The following table depicts the composition of direct premiums written for the four years through 1995:

                        Direct Written Premiums
         (Amounts in Thousands - Exclusive of Service Charges)
                                  1995                  1994                  1993                1992
                            Direct   Percent      Direct   Percent      Direct    Percent   Direct    Percent
     Program               Premium   of Total    Premium   of Total    Premium   of Total  Premium   of Total
  Private Passenger
    Automobile               $32,100      73.1%    $27,636   74.4%      $30,473    87.2%    $26,360    81.4%
  Personal Property            5,972      13.6%      5,056   13.6%        2,285     6.5%      3,703    11.4%
  Commercial Lines             5,828      13.3%      4,431   12.0%        2,219     6.3%      2,331     7.2%
       Total                 $43,900     100.0%    $37,123  100.0%      $34,977   100.0%    $32,394   100.0%

Net Investment Income

Net investment income increased $34,000 or 1% in 1995 as compared to 1994. Average invested assets were $41,806,000 in 1995 as compared to $42,272,000 in 1994. The investment portfolio, including short-term investments, yielded 6.23% in 1995 as compared to 6.21% in 1994. Despite the significant decline in interest rates in 1995, the increase in the Registrant's investment yield in 1995 reflects investments made at higher interest rate levels in 1994. The Registrant's investment philosophy is to hold fixed maturity investments until maturity.

Net investment income decreased $54,000 or 2% in 1994 as compared to 1993. Average invested assets were $42,272,000 in 1994 as compared to $42,574,000 in 1993. The investment portfolio, including short-term investments, yielded 6.21% in 1994 as compared to 6.34% in 1993. Although interest rate levels increased significantly during 1994, new investments at these higher interest rate levels made during 1994 had a limited impact on investment income for the year, and invested assets generally reflect the lower interest rates of the last several years.

Realized Gains on Sales of Investments

The Registrant does not actively trade its investment portfolio. Securities have been occasionally sold to reflect operating requirements or business circumstances, which have resulted in realized gains and losses.

Other Revenues

Other revenues decreased $72,000 or 37% in 1995 as compared to 1994, and $132,000 or 40% in 1994 as compared to 1993.

The decreases were due to reduced mortgage loan revenue and other miscellaneous income reductions.

Losses and Expenses

Losses and Loss Expenses Incurred

Losses and loss expenses incurred increased $5,451,000 or 36% in 1995 as compared to 1994 and decreased $992,000 or 6% in 1994 as compared to 1993.

The combined loss and loss expense ratios were 58.7% in 1995, 54.8% in 1994 and 54.1% in 1993.

The higher loss ratio in 1995 as compared to 1994 is primarily attributable to a higher PPA loss ratio, which increased to 57.3% in 1995 from 52.9% in 1994. This increase was partially offset by a decrease in the corresponding ratio for Preserver's book of business, which decreased from 70.0% in 1994 to 63.1% in 1995. Despite the higher loss ratio on a comparative basis, no significant adverse trends were experienced or identified during 1995.

The increase in PPA loss ratio in 1995 as compared to 1994 is largely due to the new business written by Motor Club. It will be at least twelve to eighteen months before this business, much of which was written in the second half of 1995, begins to display its own loss development characteristics. Accordingly, until such development occurs, the Registrant has conservatively reserved the ultimate development of this new business at a loss ratio of 75%. This increased the overall PPA loss ratio by 2.2 points in 1995.

Therefore, excluding the loss ratio on the new PPA business, the PPA loss ratio was 55.1% in 1995, which compares with the loss ratios of 52.9% in 1994 and 54.1% in 1993 on the same business. The Registrant does believe that the 1994 PPA loss ratios were historically low, and the 1995 results are a return to a more representative experience which remains profitable.

Finally, as the Registrant continues to write more new PPA business, PPA loss ratios should generally trend higher, although within levels that should remain profitable. Concurrently, as was the case in 1995, the Registrant will also continue to experience continued reductions in its expense ratio as a result of these new PPA writings. This should result in lower overall combined ratios for the Registrant.

The improvement in Preserver's loss ratio in 1995 as compared to 1994 is primarily attributable to lower levels of large losses (greater than $35,000) which had been experienced prior to 1995. Both personal and commercial lines' loss ratios for Preserver showed improvement in 1995 as compared to 1994. In 1994 and 1993, the business written by Preserver performed at levels worse than historically experienced. The 1995 results are a return to a more representative experience. Frequency of losses has generally been at acceptable levels.

Large losses on older homes had been substantially increasing Preserver's homeowners' loss ratio. In 1995 the Registrant implemented certain measures in this book of business which should assist in improving its profitability prospectively.

These measures include: (1) redefining what risks constitute "standard" risks and "preferred" risks. The Registrant now defines a standard risk as any home constructed before 1960 and a preferred risk is any home constructed after 1960. Previously, this definition was based on the value of a home; and (2) in November 1995, a 7.3% rate increase on standard risks (as now defined).

Other Operating Expenses and Amortization of Deferred Policy
Acquisition Costs

These expenses include in 1995 and 1994, a reserve for a reinsurance dispute (see Note G (c) in the Notes to the Financial Statements) and expenses related to State Mandated Assessments discussed separately below. Excluding these items, expenses decreased $94,000 or 1% in 1995 as compared to 1994. The decrease in expenses (excluding non-recurring items discussed previously, primarily the reversal of State mandated assessments) contributed to the decrease in expense ratio to 43.9% for 1995 as compared to 53.9% in 1994. The Registrant is committed to further reducing its expense ratio by increasing revenues without increasing overhead expenditures.

Excluding acquisition related expenses, which increased commensurately with the aforementioned 27% increase in insurance premiums, other operating expenses decreased $1,136,000 or 12% in 1995 as compared to 1994. During 1994, these expenditures increased $181,000 or 2% as compared to 1993.

In February 1996, the Registrant relocated its headquarters to a smaller facility commensurate with the scope of its operations. This relocation is expected to reduce the Registrant's expenses over $500,000 annually.

The Registrant expects to reduce its expenses and expense ratio further by converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

Prior to 1995, the Registrant's expense ratio had increased because the reduction of overhead expenditures had not kept pace with the reduction in the Registrant's insurance premiums. With the commencement of new PPA writings in 1995, the Registrant began to realize economies of scale which enhanced the reduction of expenses and consequently expense ratio.

See the New Jersey Private Passenger Automobile section for an extended discussion of the 1994 and 1993 New Jersey expenses mandated by FAIRA.

State Mandated Assessments

The Registrant has been subjected to increasing costs in recent years from assessments and required participations in mandated pools, associations and funds in the State of New Jersey.

The most substantial assessments have been the FAIRA surtaxes and assessments and the MTF accrual. Please refer to the section on New Jersey Private Passenger Automobile for a detailed explanation of these items.

Motor Club of America Membership Program

Motor Club membership fees written through Enterprises decreased $124,000 or 10% in 1995 as compared to 1994, and decreased $27,000 or 2% in 1994 as compared to 1993.

The Registrant was advised in 1994 by AVCO that it would discontinue selling the Registrant's motor club membership in its offices as of January 1, 1995. ' Sales of the Registrant's motor club through AVCO constituted 16% of the Registrant's total motor club membership revenues in 1994 and 1993.

Exclusive of AVCO sales, motor club membership fees generated though independent agents increased $91,000 or 8% in 1995 as compared to 1994. This is attributable primarily to incentives provided producers to write motor club memberships with the new PPA business Motor Club is now writing.

Loss Reserve Disclosures

Reserves for unpaid losses and loss expenses at any report date reflect the estimate of the liabilities for the ultimate net loss of reported claims and estimated incurred but not reported claims.

The liability for unpaid losses and loss expenses are determined using case-basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and loss expenses through December 31 of each year. These estimates are continually reviewed and refined as historical experience develops, new information becomes known and the effects of trends in future claim severity and frequency are considered.

The liabilities are adjusted accordingly with such adjustments being reflected in the current year operations. No trends that are considered abnormal have been identified as of the most recent evaluation date, December 31, 1995.

The State of New Jersey has enacted an excess profits law which provides that private passenger automobile insurers whose profits exceed a statutorily computed maximum over a period of years, will be required to pay such excess to its policyholders. It would appear that Motor Club does not have any such excess profits.

The Registrant's insurance subsidiaries generally reinsure all risks in excess of $150,000 for casualty lines and $75,000 for property lines.

The following table presents a reconciliation of beginning and ending liability balances for 1995, 1994 and 1993 reported under generally accepted accounting principles ("GAAP"):

    RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

                                                          1995     1994      1993
                                                           (Thousands of Dollars)
Liability for losses and loss expenses, net of
  reinsurance recoverables at January 1                  $22,356   $25,334   $28,469
Incurred losses and loss expenses
 Provision for current year claims                        19,625    14,367    17,603
 Increase (decrease) in provision for prior years'
  claims                                                   1,112       919    (1,324)
 Total incurred losses and loss expense                   20,737    15,286    16,279
Payments for losses and loss expenses
 Payments on current year claims                           8,577     5,953     7,100
 Payments on prior years' claims                          11,107    12,311    12,314
 Total payments for losses and loss expenses              19,684    18,264    19,414
Liability  for losses and loss expenses, net
  of reinsurance recoverables at December 31              23,409    22,356    25,334
Reinsurance recoverables, on unpaid losses
  and loss expenses at December 31                        16,415    19,309    20,484
Liability for losses and loss expenses,
  gross of reinsurance recoverables,
  at December 31                                         $39,824   $41,665   $45,818

The reconciliation shows a 1995 deficiency of $1,112,000 in the liability recorded at December 31, 1994. The deficiency is the result of a reduction in the amount of anticipated salvage and subrogation recoveries for claims incurred in 1994 and prior at December 31, 1995, as compared to December 31, 1994.

Both the current and prior years' provisions are affected by a decrease in the estimated amount of salvage and subrogation recoverable at December 31, 1994 as compared to December 31, 1993.

The 1995 net effect of this adjustment was a decrease of $7,000 (an increase in the estimated amount recoverable of $1,320,000 in the 1995 accident year and a reduction of $1,327,000 in prior accident years).

The difference between the reserves for unpaid losses and loss expenses reported in the Registrant's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with Statutory Accounting Practices ("SAP") are reconciled as follows:

                                                     December 31,
                                            1995         1994       1993
                                               (thousands of dollars)
Reserves for unpaid losses and
  loss expenses on a SAP basis
  (net of reinsurance recoverables
  on unpaid losses)                       $25,519      $24,473    $27,729
Reinsurance recoverables on unpaid
  losses and loss expenses                 16,415       19,309     20,484
Anticipated salvage and subrogation
  recoveries                               (2,110)      (2,117)    (2,395)
Reserves for unpaid losses and loss
  expenses, as reported in the
  Registrant's GAAP basis financial
  statements                              $39,824      $41,665    $45,818


The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss expenses. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. These anticipated trends are monitored based on actual development and are modified if necessary.

The table on Page 23 presents the development of the GAAP balance sheet liabilities for 1992 through 1995; data is presented for those years in which the Insurance Companies had operations.

The top line on the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in that and all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The upper portion of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for development years. The "cumulative redundancy
(deficiency)" represents the aggregate change in the estimates over all prior years. The lower section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency relating to losses settled in 1995, but incurred in 1993, will be included in the cumulative deficiency for the 1995 year.

This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31                  1992      1993     1994     1995
Liability for unpaid
   losses and loss expenses, net
   of reinsurance recoverables        $28,469    $25,334   $22,356  $23,409
Net Liability Re-estimated as of:
One year later                         27,145     26,253    23,468     -
Two years later                        28,563     26,766      -        -
Three years later                      28,454       -         -        -

Net Cumulative Redundancy
   (Deficiency)                       $    15   ($ 1,432) ($ 1,112) $  -

Cumulative Amount of Liability Paid Through:
One year later                         12,314     12,311    11,106     -
Two years later                        20,270     18,992      -        -
Three years later                      24,546       -         -        -

Net liability - December 31           $28,469    $25,334  $22,356  $23,409
Reinsurance recoverables               21,698     20,484   19,309   16,415
Gross liability - December 31         $50,167    $45,818  $41,665  $39,824

Financial Condition, Liquidity and Capital Resources

The Registrant's book value increased to $6.89 per share at December 31, 1995 from $5.16 per share at December 31, 1994. The principal sources of the increase are: (1) net income of $2,417,000 or $1.18 per share described previously; and (2) an increase of $2,661,000 or $1.30 per share in the market value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

These increases were partially offset by a reduction in shareholders' equity of $1,545,000 or $.75 per share for recognition of additional minimum required pension liabilities for the defined benefit pension plan sponsored by the Registrant. This additional minimum liability was the result of a reduction in the discount rate used to compute pension plan liabilities to 7.25% at December 31, 1995, from 8.25% at December 31, 1994. Please refer to Note K in the Notes to Financial Statements of the Registrant's Form 10-K for additional information regarding the Registrant's minimum pension liability.

The Registrant's book value increased to $5.16 per share at December 31, 1994 from $3.51 per share at December 31, 1993. Net income of $5,034,000 or $2.46 per share was offset by: (1) a reduction in shareholders' equity of $387,800 or $.19 per share for recognition of additional minimum required pension liability; and (2) a decrease of $1,269,000 or $.62 per share in the market value of the fixed maturity investments accounted for as available-for-
sale securities under SFAS No. 115.  The additional minimum
required liability was created by asset return shortfalls.

The New Jersey Insurance Department requires that insurers maintain a premium to surplus ("leverage") ratio of 3 to 1 or less in order to write new PPA.
Motor Club's present applicable leverage ratio for the twelve months ended December 31, 1995 is 2.87 to 1.

On July 1, 1995, the Insurance Companies obtained catastrophe reinsurance coverage in the increased amount of $24.5 million in excess of $500,000 with only a modest increase in premium.

The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.

Reserving assumptions (except as noted in Loss Reserve Disclosures) and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

Operating and Investing Activities

Net cash provided by and utilized in operating activities was $3,807,000 in 1995 and $3,060,000 in 1994, respectively. The increase in net cash provided by operating activities in 1995 is attributable to the growth in premium revenue combined with the reduction in overhead expenses.
The decrease in net cash utilized by operating activities in 1994 is due to continued attrition in Motor Club's PPA book of business combined with payment of Motor Club's MTF liability of $2,275,000.

Net cash utilized in and provided by investing activities was $3,255,000 in 1995 and $3,458,000 in 1994, respectively. The amount used in 1995 reflects the investment of cash provided by operating activities. The amount provided in 1994 reflects the sale of investments to provide cash utilized by operating activities.

Operating cash flow at year end 1995 and 1994 was enhanced by the receipt of premiums for the non-PPA business retained by Preserver, as well as the increase in new business written in 1995.

Aside from the changes in operating expenditures noted previously, particularly the State mandated assessments and costs related to FAIRA which may recur in the future, no unusual or nonrecurring operating expenditures have been incurred over this period.

Expenses incurred on a prospective basis are anticipated to reflect management's objective of continuing to improve the Registrant's financial condition through stringent expense control and limiting new writings to selected lines of business.
Additionally, the payout ratio of losses has not fluctuated substantially over this period.

Management has maintained, in its opinion, a conservative
investing philosophy.  At December 31, 1995 and 1994, the
Registrant's investment portfolio was comprised of the following types of securities:
                               December 31, 1995     December 31, 1994
                               Carrying              Carrying
                                Amount     Percent    Amount    Percent
Taxable Fixed Maturities      $44,630,457   97.9%   $37,250,613  93.1%
Short Term Investments            200,719    0.4%     1,901,649   4.7%
Mortgage Loans                    766,101    1.7%       872,937   2.2%
  Total Investment Portfolio  $45,597,277  100.0%   $40,025,199 100.0%

Tax exempt securities have not been acquired since 1987, primarily due to the Tax Reform Act of 1986. In addition, management believes that the current tax position of the Registrant, which includes substantial net operating loss carryforwards, dictates the exclusion of tax exempt securities from the portfolio, which historically provide substantially lower yields on a before tax basis than taxable securities.

Taxable fixed maturities consist of direct obligations of the United States Government, obligations of United States Government agencies, Government National Mortgage Association mortgage-backed securities ("GNMA's") and high quality corporate fixed maturity issues. The goal of the portfolio is to enhance investment returns within the structure of limited credit risk assumption which management has utilized, with evaluations of portfolio duration made in relation to the current interest rate environment.

At December 31, 1995 and 1994, the taxable fixed maturity portfolio consisted of the following types of securities:

                                       December 31, 1995    December 31, 1994
                                        Carrying             Carrying
                                         Amount   Percent     Amount   Percent
     United States Treasuries and
       Government Agencies            $31,788,829  71.2%   $27,230,510  73.1%
     GNMA Mortgage-Backed Securities    7,798,432  17.5%     5,283,701  14.2%
     Corporate Bonds                    5,043,196  11.3%     4,736,402  12.7%
       Total                          $44,630,457 100.0%   $37,250,613 100.0%

The fixed maturity portfolio duration at December 31,1995 and 1994 is 3.32 and 3.73 years, respectively.

All corporate obligations are generally of a maturity of five years or less, to reduce credit risk; United States Treasuries are weighted towards five to ten year maturities, to take advantage of the yield curve; the average life of the GNMA portfolio has been maintained at approximately 10 years to reduce interest rate risk. Accelerated prepayments on GNMA's were experienced in 1993 as a result of the sharp decline in long-term interest rates which are a principal determinant of mortgage lending activity. As such, refinancing activity was at record levels, causing the increase in prepayments; as interest rates rose in 1994, this activity stabilized.

Please refer to Note C of the Motor Club of America and Subsidiaries Consolidated Notes to Financial Statements for statistics regarding portfolio maturity composition.

The Registrant has not acquired, nor are there plans to acquire, below investment grade or "junk" bonds. Ninety-nine percent of the fixed maturity portfolio as of December 31, 1995 is graded Class 1 according to the National Association of Insurance Commissioners' valuation system. This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

Management anticipates continuing this minimum risk approach to investing for the foreseeable future.

Management believes that the mix of investments in both type and maturity length is appropriate in order to preserve capital, take advantage of investment opportunities as they are presented, and provide the Registrant and its subsidiaries with sufficient liquidity to react to economic and business circumstances as they evolve.

As noted previously, the investment portfolio yielded
6.23% in 1995 as compared to 6.21% in 1994.

Including realized gains and losses, the investment portfolio yielded 6.36% in 1995 as compared to 6.11% in 1994.

Financing Activities

The Registrant paid no dividend on its common stock in 1995, 1994 and 1993.

The Registrant has no material outstanding capital commitments which would require additional financing. In 1995 the Registrant repaid the $2,750,000 borrowed from Midlantic Bank, N.A. in conjunction with the Settlement with the MCAIC Receiver.

Risk-Based Capital

The National Association of Insurance Commissioners
("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property/casualty insurance companies, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, credit risk, loss reserve adequacy, and other business factors. The RBC formula is used by
State insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance
companies that potentially are inadequately capitalized.
Regulatory compliance is determined by a ratio of the insurer's regulatory total adjusted capital to its authorized control level
RBC, as defined by the NAIC.  Insurers below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.  The levels and ratios
are as follows:                      Ratio of Total Adjusted Capital to
                                        Authorized Control Level RBC
             Regulatory Event             (Less Than or Equal to)
          Company action level                      2
          Regulatory action level                   1.5
          Authorized control level                  1
          Mandatory control level                   0.7

The Insurance Companies ratios of Total Adjusted Capital to Authorized Control Level RBC are in excess of three to one at December 31, 1995, therefore requiring no action.

Recent Accounting Pronouncements

In October 1994, the Financial Accounting Standards Board ("FASB") promulgated SFAS No. 119 - Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This Statement prescribes new disclosures about derivatives and other financial instruments.

The Registrant does not use derivatives or derivative securities for purposes of trading or risk management in its investment portfolio or operations.

The FASB has issued SFAS No. 123 - Accounting for Stock-
Based Compensation. This statement becomes effective beginning with the Registrant's first quarter of 1996 and will not have a material effect on the Registrant's financial position or results of operations. Upon adoption of SFAS No. 123, the Registrant will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Item 8.  Financial Statements and Supplementary Data
          See Item 14 (a).

Item 9.  Disagreements with Accountants on Accounting and
         Financial Disclosures

         None

                            PART III

          Items 10, 11, 12 and 13 are omitted from this Report on Form 10-K; the Registrant shall file a definitive proxy statement pursuant to Regulation 14A not later than April 29, 1996, which is 120 days after the close of the fiscal year of the Registrant.

                             PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

          (a) (1)  The following financial statements are
                   included in Part II, Item 8:
                                                         Page (s)

              Report of Independent Accountants            F-1
               Consolidated Balance Sheets at December 31,
                1995 and 1994                              F-2
              Consolidated Statements of Operations for
                the years ended December 31, 1995, 1994
                and 1993                                   F-3
              Consolidated Statements of Shareholders'
                Equity for the years ended December 31,
                1995, 1994 and 1993                        F-4
              Consolidated Statements of Cash Flows
                for the years ended December 31, 1995,
                1994 and 1993                              F-5 to F-6
               Notes to Consolidated Financial Statements  F-7 to F-29

              (2) The following financial statement schedules for the years 1995, 1994 and 1993 (pursuant to Rule 5-04 of Regulation S-X) are presented herewith:

              Schedule    I - Summary of Investments -
                               Other than Investments
                               in Related Parties*         F-30
              Schedule   II - Condensed Financial
                              Information of Registrant    F-31 to F-33

              Schedule   IV - Reinsurance*                 F-34

              Schedule    V - Valuation and Qualifying
                              Accounts and Reserves        F-35

              Schedule   VI - Supplemental Information
                               Concerning Property/
                               Casualty Insurance
                               Operations*                 F-36

          *Presented pursuant to Rule 7-05 of Regulation S-X.

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is given in the financial statements filed herewith, including the notes thereto.

          (b)  Exhibits:

Exhibit No.             Description                  Reference

 3-a        Restated and Amended Certificate    Exhibit 1(i) to Motor
            of Incorporation of Motor Club of   Club of America's
            America, dated June 12, 1972        Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31, 1972

 3-l        By-Laws of Motor Club of America,   Exhibit 3-l to Motor
            effective March 15, 1989            Club of America's
                                                Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31, 1988

 3-m        By-law Amendment of Motor Club      Exhibit 3-m to Motor
            of America, effective               Club of America's
            August 3, 1994                      Form 8-K dated
                                                July 21, 1994

 4-a        Specimen Certificate                Exhibit 4 to File
            representing Common Stock,          No. 2-39996 on
            $.50 par value                      Form S-1

10-o        Motor Club of America 1987 Stock    Exhibit 10-o to Motor
            Option Plan                         Club of America's
                                                Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31,
                                                1987

10-p        Specimen copy of Motor Club of      Exhibit 10-p to Motor
            America 1987 Stock Option           Club of America's
            Agreement                           Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31, 1987

10-q        Motor Club of America 1992          Exhibit A to Motor
            Stock Option Plan                   Club of America's
                                                Proxy Statement for
                                                fiscal year ended
                                                December 31, 1991

10-r        Specimen copy Motor Club of         Exhibit 10-r to
            America 1992 Stock Option           Motor Club of
            Plan Agreement                      America's Annual
                                                Report on Form 10-K
                                                for fiscal year
                                                ended December 31, 1992

10-s        Settlement Agreement between        Exhibit 99 to Motor
            Motor Club of America et als.       Club of America's
            and Receiver of MCA Insurance       Form 8-K dated
            Company in Liquidation et als.      December 20, 1994
            and related documents

10-t        Term Note between Motor Club        Exhibit 99-B to Motor
            of America and Midlantic Bank,      Club of America's
            N.A., and related documents         Form 8-K dated
                                                December 20, 1994

10-u        Order dated December 30, 1994       Exhibit 99-C to
            Approving Settlement between        to Motor Club of
            Motor Club of America et als and    America's Form 8-K
            Receiver of MCA Insurance           dated December 30, 1994
            Company in Liquidation et als
            and related conformed documents

10-v        Cash Collateral Agreement between   Exhibit 99-D to Motor
            between Motor Club of America       Club of America's
            and Principal Shareholders          Form 8-K dated
                                                December 30, 1994

10-w        Term Note between Motor Club        Exhibit 99-E to Motor
            of America and Midlantic Bank,      Club of America's
            N.A., and related documents         Form 8-K dated
                                                December 30, 1994
22          Subsidiaries of Motor Club of
            America                             Page 35

28          Schedule P of the 1995
            Annual Statement
            provided to state regulatory
            authorities by Motor Club of
            America Insurance Company           Pages 36 to 95

28-a        Schedule P of the 1995
            Annual Statement
            provided to state regulatory
            authorities by Preserver Insurance
            Company                             Pages 96 to 155

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         MOTOR CLUB OF AMERICA
                                              (Registrant)




Dated:  March 29, 1996             By   /s/ Stephen A. Gilbert
                                        Stephen A. Gilbert
                                        President, General Counsel
                                        and Director




Dated:  March 29, 1996             By   /s/ Patrick J. Haveron
                                        Patrick J. Haveron
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 29, 1996             By   /s/ Archer McWhorter
                                        Archer McWhorter
                                        Chairman of the Board
                                        and Director

Dated:  March 29, 1996             By   /s/ Alvin E. Swanner
                                        Alvin E. Swanner
                                        Director

Dated:  March 29, 1996             By   /s/ Robert S. Fried
                                        Robert S. Fried
                                        Director


                          MOTOR CLUB OF AMERICA

          Exhibit (22) Subsidiaries of the Registrant.

          The following are the subsidiaries of the Registrant as
of March 28, 1996:
                                                       State of
           Name                                      Organization


     Motor Club of America Enterprises, Inc.,
       doing business as Motor Club of America        Delaware

     Motor Club of America Finance Company            New Jersey

     Motor Club of America Insurance Company          New Jersey

     Preserver Insurance Company                      New Jersey




































                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Motor Club of America:

          We have audited the consolidated financial statements schedules of MOTOR CLUB OF AMERICA and SUBSIDIARIES listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motor Club of America and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

          As discussed in Note A to the financial statements, effective January 1, 1994 the Company changed its method of accounting for Investments in Debt Securities. As discussed in Note H to the financial statements, effective January 1, 1993 the Company changed its method of accounting for Income Taxes.

                                  COOPERS & LYBRAND L.L.P.
New York, New York
March 28, 1996


           MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                                   December 31,
                                               1995            1994
ASSETS

Investments:
 Fixed maturity securities, available-
   for-sale, at market value (amortized
   cost $43,238,185 - 1995 and
   $38,519,668 - 1994)                      $44,630,457     $37,250,613
 Mortgage loans on real estate - at the
   unpaid principal amount                      766,101         872,937
 Short-term investments, at market value
   which approximates cost                      200,719       1,901,649
          Total investments                  45,597,277      40,025,199
Cash and cash equivalents                     2,630,909       4,826,610
Premiums receivable                           7,135,231       5,547,378
Reinsurance recoverable on paid
 and unpaid losses & loss expenses           17,638,854      20,766,271
Notes and accounts receivable                   209,953         284,099
Deferred policy acquisition costs             5,069,222       4,166,368
Fixed assets - at cost, less accumulated
  depreciation                                1,219,125       1,182,780
Federal income tax recoverable                   13,680          33,280
Prepaid reinsurance premiums                  1,193,098         682,065
Other assets                                  1,251,419       1,658,244
          Total assets                      $81,958,768     $79,172,294

LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss expenses                    $39,823,552     $41,665,101
Unearned premiums of $16,838,135
  (1995) and $13,554,754 (1994)
  and membership fees                        17,363,031      14,184,030
Commissions payable                           1,357,752       1,126,880
Note payable to Receiver of
  MCA Insurance Company in
  Liquidation ($3,374,850 face
  amount, less unamortized discount
  of $624,850)                                    -           2,750,000
Accounts payable                                302,791         269,430
Accrued expenses                              7,673,251       4,721,600
Drafts outstanding                            1,357,315       1,159,068
Note payable to Midlantic Bank, N.A.              -           2,750,000
          Total liabilities                  67,877,692      68,626,109
Shareholders' equity                         14,081,076      10,546,185
          Total liabilities and
          shareholders' equity              $81,958,768     $79,172,294

       The accompanying notes are an integral part of these consolidated financial statements.

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the years ended December 31,
                                            1995           1994          1993

  REVENUES

Insurance premiums (net of premiums
 ceded totaling $5,750,247, $9,173,851
 and $8,689,107)                        $35,300,872    $27,891,943   $30,074,764
Net investment income                     2,764,188      2,730,211     2,784,122
Realized gains (losses) on
 sales of investments (net)                  56,823        (43,292)      287,814
Motor Club membership fees                1,276,324      1,381,591     1,290,915
Other revenues                              125,613        197,917       329,665
     Total revenues                      39,523,820     32,158,370    34,767,280

  LOSSES AND EXPENSES

Losses and loss expenses
  incurred (net of reinsurance
  recoveries totaling $1,153,901,
  $4,892,994 and $5,156,245)             20,737,548     15,286,301    16,278,497
Amortization of deferred
  policy acquisition costs               10,611,978      9,353,336     9,250,259
Other operating expenses                  5,438,359      6,428,328     7,766,910
Reversal of prior years' accrual
  for New Jersey FAIR Act
  liabilities                                 -         (3,656,127)   (2,682,299)
Discount of note payable to
  Receiver of MCA Insurance
  Company in Liquidation                      -           (624,850)        -
Motor Club benefits                         280,836        332,315       326,472
     Total losses and expenses           37,068,721     27,119,303    30,939,839
Income before Federal income
  taxes                                   2,455,099      5,039,067     3,827,441
Provision for Federal
  income taxes                               38,320          4,420       567,903
Net income                              $ 2,416,779   $  5,034,647   $ 3,259,538

Per share data:

Net income                              $      1.18   $       2.46    $      1.60
Weighted average number of
  common shares outstanding               2,043,197      2,043,004      2,043,004


          The accompanying notes are an integral part of these consolidated financial statements.

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                           Unrealized           Unfunded
                                                                          Appreciation         Accumulated
                                                                         (Depreciation)         Benefit
                                    Common Stock (a)       Paid-In            of              Obligation In
                                    Shares                  Additional   Available-for-Sale      Excess of   Retained
                                    Issued      Amount     Capital           Securities        Plan Assets   Earnings     Total


   Balance at December 31, 1992    2,043,004  $1,021,501   $1,720,945            -                 -        $ 4,411,182 $ 7,153,628

Adjustment to recognize minimum
  required pension liability                                                                   (3,245,200)               (3,245,200)
Net income                                                                                                    3,259,538   3,259,538
   Balance at December 31, 1993    2,043,004   1,021,501    1,720,945            -             (3,245,200)    7,670,720   7,167,966

Unrealized depreciation on
  available-for-sale securities                                            (1,268,628)                                   (1,268,628)
Adjustment to recognize
  minimum required pension
  liability                                                                                      (387,800)                 (387,800)
Net income                                                                                                    5,034,647   5,034,647
   Balance at December 31, 1994    2,043,004   1,021,501    1,720,945      (1,268,628)         (3,633,000)   12,705,367  10,546,185

Common stock issued                      750         375        1,594                                                         1,969
Unrealized appreciation on
  available-for-sale securities                                             2,661,043                                     2,661,043
Adjustment to recognize
  minimum required pension
  liability                                                                                    (1,544,900)               (1,544,900)
Net income                                                                                                    2,416,779   2,416,779
   Balance at December 31, 1995    2,043,754  $1,021,876   $1,722,539      $1,392,415         ($5,177,900)  $15,122,146 $14,081,076

(a) Par value $.50 per share; authorized - 10,000,000 shares.

                   MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                1995             1994           1993

  Net income                                $ 2,416,779      $ 5,034,647     $ 3,259,538
  Adjustments to reconcile net income
    to cash provided by
    (utilized in) operating activities:
    Discount of Note due Receiver of
      MCA Insurance Company in Liquidation        -             (624,850)          -
    Depreciation expense                        297,291          325,029         455,588
    Amortization (accretion) of bond
      premium (discount) - net                   66,843          236,602         327,316
    Loss (gain) on sale of investments          (56,823)          43,292        (287,814)
  Changes in:
    Premiums receivable                      (1,587,853)        (458,911)        165,601
    Notes and accounts receivable                74,146          336,444         (39,687)
    Deferred policy acquisition costs          (902,854)      (1,373,682)        370,559
    Federal income tax recoverable               19,600        1,405,876         646,626
    Reinsurance recoverable on paid and
      unpaid losses                           3,127,417        1,747,075        (181,009)
    Prepaid reinsurance premiums               (511,033)       3,415,982        (283,853)
    Other assets                                406,825         (108,468)        946,460
    Losses and loss expenses                 (1,841,549)      (4,153,102)     (4,348,772)
    Unearned premiums and membership fees     3,179,001          404,424        (497,381)
    Commissions payable                         230,872         (524,190)       (535,616)
    Accounts payable                             33,361          (17,776)        (60,434)
    Accrued expenses                          1,406,751       (7,165,753)     (3,392,835)
    Drafts outstanding                          198,247          125,286        (407,657)
    Amount due to/from MCA Insurance
      Company in Liquidation and
      subsidiaries                           (2,750,000)      (1,707,760)      1,759,610
  Total cash provided by (utilized in)
    operating activities                      3,807,021       (3,059,835)     (2,103,760)

                                 (Continued)

                   MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                                    For the years ended December 31,
                                                1995             1994             1993

  Investing activities:

  Proceeds from:
    Maturities of fixed maturities            4,128,756        6,708,618       4,027,911
    Sales of fixed maturities                 4,417,499        7,749,369       3,639,859
    Payments received on mortgage
      loan principal                            106,835          308,584         648,809
    Sale or maturities of short-
      term investments                        1,916,411        5,093,063           -
    Sale of fixed assets                          -                1,751           -

  Purchase of:
    Fixed maturities                        (13,289,423)     (12,671,277)     (7,290,822)
    Short-term investments                     (201,134)     ( 3,483,016)     (3,487,764)
    Fixed assets                               (333,635)        (248,770)       (143,526)
  Total cash provided by
    (utilized in)
   investing activities                      (3,254,691)       3,458,322      (2,605,533)

  Financing activities:
   Common stock issued                           1,969            -                -
   (Repayment) Borrowing from
    Midlantic Bank, N.A.                     (2,750,000)       2,750,000           -
  Total cash provided by (utilized
    in) financing activities                 (2,748,031)       2,750,000           -
  Net increase (decrease) in cash            (2,195,701)       3,148,487      (4,709,293)
  Cash and cash equivalents
    at beginning of year                      4,826,610        1,678,123       6,387,416
  Cash and cash equivalents
    at end of year                          $ 2,630,909     $  4,826,610    $  1,678,123

Supplemental Disclosures of Cash Flow Information

     (1)  Total interest paid was $33,934 (1995), $53 (1994) and $299
          (1993).
     (2)  Total Federal income taxes paid was $52,000 (1995), $54,227
          (1994) and $25,613 (1993).

               The accompanying notes are an integral part of
                  these consolidated financial statements.

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies:

     (a) Basis of Presentation and Principles of Consolidation:

          The consolidated financial statements of Motor Club of America (the "Company") include its accounts and those of its wholly-owned subsidiary companies. The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with these practices requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          The Company's insurance subsidiaries, Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") are collectively referred to as the "Insurance Companies". All material intercompany items and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to prior year financial information to conform to the 1995 classification.

     (b)  Nature of Operations:

          The Company is a New Jersey corporation which owns the Insurance Companies and other financial service related businesses, including a motor club. The Insurance Companies engage in property and casualty insurance produced by independent agents; one hundred percent of the Insurance Companies' operations are conducted in the State of New Jersey. The Company generates 96% of its revenues from insurance premiums. There is one agent who individually produces more than ten percent of the Company's insurance premiums.





                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies (Continued):

     (c) Insurance Premiums:

          Insurance premiums are credited to income by the straight-line method over the terms of the contracts. Contracts for private passenger automobile insurance are for terms of six months. Insurance contracts for policies other than private passenger automobile are for terms of twelve months.

     (d) Motor Club Operations:

          Motor Club membership fees are credited to income by the straight-line method over the terms of the contracts. Commission expense is deferred and amortized in the same manner as the related unearned membership fees. Other related costs are charged to expense as incurred.

     (e) Investments:

          The Company adopted SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") as of January 1, 1994 by classifying all of its fixed maturity investments as available-for-sale.

          Debt and equity securities classified as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable deferred taxes.

          The Company recognizes income for the mortgage-backed bond portion of its fixed maturity securities portfolio using the constant effective yield method. Premium and discount amounts are amortized based on the stated contractual life of the securities.

          When actual prepayments differ from this assumption, the effective yield is recalculated to reflect actual payments to date. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.




                           (Continued)
             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies (Continued):

          Gains and losses on investments are recognized when investments are sold or redeemed on a specific certificate basis.

     (f) Other Revenues:

          Other revenues consist principally of interest on mortgage loans.

     (g) Losses and Loss Expenses:

          The estimated liability for losses are based on (i) the accumulation of cost estimates for unpaid losses reported prior to the close of the accounting period; and (ii) estimates of incurred but unreported losses based upon past experience; less (iii) estimates of anticipated salvage and subrogation recoveries. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

          Changes to the estimated liabilities are reflected in the results of operations currently.

          Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. The liability for loss expenses is based on estimates of expenses to be incurred in the settlement of claims.

     (h) Deferred Policy Acquisition Costs:

          Deferred policy acquisition costs are costs that vary with and are directly related to the production of new and renewal business. Such costs include commissions, premium taxes, certain State mandated assessments and certain underwriting and policy issuance costs which are deferred when incurred (subject to a maximum) and amortized to income as the related written premiums are earned. Investment income is anticipated in determining whether a premium deficiency relating to these costs exists.



                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies (Continued):

     (i) Fixed Assets:

          Depreciation on leasehold improvements is computed by the straight-line method over the remaining lease term. Depreciation on furniture and fixtures, data processing and other equipment, is computed by the straight-line method over the estimated useful lives, ranging from three to twenty years.

          Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to income as incurred. When property units are retired, or otherwise disposed of, the cost thereof and related accumulated depreciation are eliminated from the accounts. Any gain or loss on disposal is credited or charged to operations.

     (j) Federal Income Taxes:

          Deferred Federal income taxes are provided for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (k) Statement of Cash Flows:

          For purposes of the statement of cash flows, the Company considers demand deposits held with financial institutions and money market mutual fund holdings to be cash equivalents.

     (l) Per Share Data:

          Earnings per share are computed based upon the weighted average number of common shares outstanding during each year.

Note B - New Jersey Private Passenger Automobile ("PPA") Business:

          Motor Club received relief from the New Jersey Department of Insurance ("NJDOI") from certain provisions of the New Jersey Fair Automobile Insurance Reform Act of 1990 ("FAIRA"). Such relief included the following: (1) exemption from its obligation to pay surtaxes and


                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - New Jersey Private Passenger Automobile Business
          (Continued):

          assessments on business written until December 31, 1992. These exemptions allowed Motor Club to reverse previously accrued surtaxes and assessments of $2,003,000 and $2,682,000, as a reduction of expense, in 1994 and 1993, respectively; (2) exemption (until January 1995) from the take-all-comers provisions of FAIRA, which requires the writing of new PPA insurance; (3) payment of only $2,275,000 of the Market Transition Facility ("MTF") deficit. Subsequent legislation retired the entire MTF deficit, enabling Motor Club to eliminate its remaining $1,653,445 MTF liability in 1994 as a reduction of expense; and (4) non-participation in the Personal Automobile Insurance ("Assigned Risk") Plan.

          At December 31, 1995 and 1994, Motor Club had no accrued FAIRA liabilities which were subject to further relief from the NJDOI.

Note C - Investments:

     (a) The amortized cost and estimated market value of investments in fixed maturity securities at December 31, 1995 were as follows:

                               Gross        Gross
                  Amortized  Unrealized   Unrealized     Market
                     Cost      Gains        Losses        Value
U.S. Government
 securities     $30,583,393  $1,221,968   ($16,532)    $31,788,829
GNMA Mortgage-
 backed
 securities       7,684,299     150,474   ( 36,341)      7,798,432
Corporate
 securities       4,970,493      82,902   ( 10,199)      5,043,196
 Total          $43,238,185  $1,455,344   ($63,072)    $44,630,457

          The amortized cost and estimated market value of investments in fixed maturities at December 31, 1994 were as follows:

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Investments (Continued):

                               Gross        Gross
                  Amortized  Unrealized   Unrealized     Market
                     Cost      Gains        Losses        Value
U.S. Government
 securities     $27,955,315   $ 15,125   ($  739,930)  $27,230,510
GNMA Mortgage-
 backed
 securities       5,574,339     11,476      (302,114)    5,283,701
Corporate
 securities       4,990,014      2,002      (255,614)    4,736,402
 Total          $38,519,668   $ 28,603   ($1,297,658)  $37,250,613

          The amortized cost and market value of investments in fixed maturities at December 31, 1995, by contractual maturity, are as follows:

                                  Amortized        Market
                                     Cost          Value

Due in one year or less          $ 5,397,499    $ 5,439,988
Due after one year through
  five years                      21,019,504     21,630,424
Due after five years through
  ten years                        8,856,955      9,466,029
Due after ten years                7,964,227      8,094,016
                                 $43,238,185    $44,630,457

          The above maturity tables includes $7,798,432 (at market value) of Government National Mortgage Association mortgage-backed securities, which are classified as due after ten years based on the contractual life of the securities.

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Gross gains of $53,851, $44,783 and $286,744, were realized in 1995, 1994 and 1993, respectively, on those sales and calls. Gross losses of $88,064 were realized in 1994 on those sales and calls.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Investments (Continued):

     (b) Investment income (including net realized gains and losses) by category of investments consists of the following:

       Category               1995        1994         1993

    Fixed maturities      $2,837,597   $2,741,045   $3,179,532
    Other, principally
     short-term
     investments             168,335      126,268       90,418
      Total investment
        income             3,005,932    2,867,313    3,269,950
    Investment
     expenses                184,921      180,394      198,014
      Net investment
        income            $2,821,011   $2,686,919   $3,071,936

     (c) At December 31, 1995 and 1994, fixed maturity investments deposited with various state insurance departments (at market value) amounted to $439,821 and $632,083, respectively.

     (d) There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.

     (e) The change in net unrealized gains (losses) on investments are as follows:

                                   Years Ended December 31,
                                1995        1994         1993
         Fixed
          maturities         $2,661,043  ($3,416,148)   $656,640

     (f) In the opinion of management there has been no permanent impairment in the carrying amount of investments.

                           (Continued)


             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Unpaid Losses and Loss Expenses:

     (a) The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 1995, 1994 and 1993:

                                  1995         1994         1993
Balance at January 1          $41,665,101  $45,818,203  $50,166,975
Less: Reinsurance recover-
 ables                         19,311,132   20,485,582   21,698,575
Net balance at January 1       22,353,969   25,332,621   28,468,400
Incurred losses and loss
 expenses:
 Provision for current
  year claims                  19,625,070   14,367,183   17,603,144
 Increase (decrease) in
  provision for prior
  years' claims                 1,112,478      919,118   (1,324,647)
Total incurred losses and
  loss expenses                20,737,548   15,286,301   16,278,497
Payment for losses and
 loss expenses:
 Payment on current
  year claims                   8,577,000    5,953,183    7,099,254
 Payment on prior
    years' claims              11,105,578   12,311,770   12,315,022
Total payments for losses
  and loss expenses            19,682,578   18,264,953   19,414,276
Net balance at December 31     23,408,939   22,353,969   25,332,621
Plus: Reinsurance recover-
 ables                         16,414,613   19,311,132   20,485,582
Balance at December 31        $39,823,552  $41,665,101  $45,818,203


          The reconciliation shows a deficiency of $1,112,478 in the liability recorded at December 31, 1995. This deficiency is the result of a reduction in the amount of anticipated salvage and subrogation recoveries for claims incurred in 1994 and prior at December 31, 1995 as compared to December 31, 1994.

     (b) Losses incurred are reduced by salvage and subrogation approximating $1,661,000, $1,495,000 and $2,406,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                           (Continued)


             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Mortgage Loans:

          These loans consist principally of first lien home mortgages. The interest rate on outstanding loans ranges from 7.75% to 11.00%.

          At December 31, 1995 and 1994, mortgage loans receivable from directors, officers and employees amounted to $462,068 and $535,734, respectively, all of which are collateralized by real property.

Note F - Fixed Assets:

          Fixed assets consist of the following:

                                             1995          1994

          Leasehold improvements         $  446,744    $  446,744
          Office furniture, fixtures
           and data processing equipment  2,375,989     2,181,836
                                          2,822,733     2,628,580
          Less accumulated depre-
           ciation                        1,603,608     1,445,800
                                         $1,219,125    $1,182,780

Note G - Reinsurance:

     (a) Unearned premiums and unpaid loss and loss expenses are stated gross of the effects of reinsurance.

     (b) Reinsurance contracts do not relieve the Insurance Companies from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Insurance Companies. Generally, all risks in excess of $150,000 for liability lines and $75,000 for property lines are reinsured.

          The Insurance Companies also maintained an 80% quota share reinsurance agreement for their non-automobile business. The quota share reinsurance agreement was terminated as of February 19, 1994, and covers policies inforce as of the termination date through the policies' respective expiration dates. The Insurance Companies earned a 37% commission on the business ceded, which is recorded as a reduction of deferred policy acquisition costs.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Reinsurance (Continued):

          The Insurance Companies evaluate the financial condition of their reinsurers and monitor concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurer insolvencies.

          As referred to in Note A, one hundred percent of the Company's insurance operations are located in the State of New Jersey, the laws of which require participation in certain reinsurance funds.

          Reinsurance recoverable on paid and unpaid loss and loss expenses are principally attributable to the amounts of reinsurance recoverable from the Unsatisfied Claim and Judgment Fund ("UCJF") of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000. Reinsurance recoverable from the UCJF was $11,717,543 and $13,656,209 as of December 31, 1995 and
          1994, respectively.

          Motor Club is required to participate in the New Jersey Automobile Insurance Risk Exchange ("NJ AIRE"). NJ AIRE is designed to balance differences between company bodily injury loss payments as compared to industry loss payments under New Jersey's dual tort threshold system.

          Assessments paid to NJ AIRE based on subject bodily injury exposure are accounted for as ceded premiums written and totaled $1,541,875, $1,578,064 and $673,649 in 1995, 1994 and 1993, respectively. Reimbursements from NJ AIRE based on subject claim payment experience are accounted for as ceded losses incurred and totaled $800,872, $1,057,817 and $1,090,801 in 1995, 1994 and
          1993, respectively.

          Prepaid reinsurance premiums of $1,193,098 and $682,065 as of December 31, 1995 and 1994, respectively, are attributable to, in 1995 and 1994, the Insurance Companies' excess of loss reinsurance treaties, and in 1994, the quota share agreement referred to above, which is with one reinsurer.


                              (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Reinsurance (Continued):

          The effect of reinsurance on premiums written and earned
          is as follows:
                                 1995                        1994                         1993
                         Written      Earned        Written       Earned        Written       Earned

          Direct      $44,334,501   $41,051,119   $37,555,248   $37,065,794   $34,977,781   $38,763,871
          Ceded        (6,261,282)   (5,750,247)   (5,757,866)   (9,173,851)   (6,919,164)   (8,689,107)
          Net         $38,073,219   $35,300,872   $31,797,382   $27,891,943   $28,058,617   $30,074,764

     (c) During 1993, Motor Club was notified by one of its reinsurers of a dispute. The reinsurer has not denied the validity of coverage; rather, the reinsurer has indicated that it believes that a right of set-off exists for the reinsurance which Motor Club has ceded to the reinsurer for accident years 1973 to 1975 against reinsurance which MCAIC had assumed from the reinsurer between 1968 and 1976. Motor Club assumed the ceded reinsurance from MCAIC in 1991. The reinsurer has indicated that payments to Motor Club will be held in abeyance pending resolution of the dispute. Motor Club has recorded a liability of $1,695,774 and $1,456,416 at December 31, 1995 and 1994, respectively, in the event the right to set-off does exist. The Statement of Operations includes in other operating expenses $239,357, $100,084 and $1,356,332 for this matter in 1995, 1994 and
          1993, respectively.

Note H - Taxes:

     (a) The Company and its subsidiaries (including MCA Insurance Company in Liquidation ("MCAIC") and its subsidiaries - see Note Q) file a consolidated Federal income tax return. During 1993, the Company adopted SFAS No. 109 ("Accounting for Income Taxes"). Adoption of this Statement had no effect on the Company's financial condition or results of operations. The provision for Federal income taxes consists of the following:

                                             1995      1994     1993
              Current                       $38,320   $4,420  $567,903
              Deferred                        -         -         -
              Provision                     $38,320   $4,420  $567,903

          There were no adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates.

     (b) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                              (Continued)

                MOTOR CLUB OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Taxes (Continued):
                                                         December 31,
                                                     1995          1994
          Deferred tax assets:
            Unpaid losses and loss expenses       $1,006,482    $  894,176
            Unearned premium                       1,063,862       875,343
            Net operating loss carryforward        3,645,058     3,409,577
            Pension liability                          -           840,444
            Unrealized loss on debt securities         -           431,334
            Other deferred tax assets                189,068        81,365
            Alternative minimum tax and
             general business credit carry-
             forwards                                 64,270        25,950
          Total deferred tax assets                5,968,740     6,558,189

          Deferred tax liabilities:
            Deferred acquisition costs            (1,723,535)   (1,416,565)
            Unrealized gain on debt securities      (473,421)        -
            Prepaid pension cost                    (665,338)        -
            Other deferred tax liabilities          (132,038)      (70,650)
          Total deferred tax liabilities          (2,994,332)   (1,487,215)
          Less: valuation allowance for
            deferred tax assets                   (2,974,408)   (5,070,974)
          Net deferred tax asset                  $   -         $   -

          The net operating loss carryforward of $10,720,758 expires beginning in 2007.

     (c)  The provision for Federal income taxes resulted in
          effective tax rates lower than the statutory Federal
          income tax rates, as follows:
                                           1995            1994         1993
        Tax provision
         computed at statutory
         federal income tax rates       $  834,734    $1,713,283    $1,301,330
        Change in valuation allowance   (1,191,781)   (1,713,283)        -
        Impact of alternative
         minimum tax ("AMT")
         calculation                        38,320       -           (150,918)
        Conversion of net loss carry-
         back to credit carry-
         forward                             -           -            541,686
        Effect of net operating
         loss carryforward                   -           -         (1,128,851)
        Other-net                          357,047        4,420         4,656
        Provision                       $   38,320   $    4,420    $  567,903



                           (Continued)


             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Taxes (Continued):

     (d) The consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993 include state taxes based on insurance premiums of $116,410, $98,625 and $92,933 and state income tax (benefit) of ($19,928), $9,255 and $53,248, respectively.

Note I - Shareholders' Equity:

     (a) The Insurance Companies are domiciled in the State of New Jersey and therefore prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the NJDOI.

          Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

          The maximum amount of dividends which the Insurance
          Companies can pay to shareholders without approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus as regards policyholders and net income, as defined.

     (b) The consolidated financial statements of the Company's insurance subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP"), which differ in certain respects from accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis).

          The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under statutory practices but under GAAP are deferred and amortized as the related premiums are earned; (2) anticipated salvage and subrogation recoveries which have not been credited to losses incurred for statutory purposes and (3) in 1993, certain State mandated assessments which are not required to be accrued for statutory accounting purposes.





                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Shareholders' Equity (Continued):

          The consolidated capital and surplus, shareholders' equity and income (loss) of Motor Club and Preserver on a statutory and GAAP basis were as follows:

                                           December 31,
                                         1995         1994
             Capital and surplus -
              Statutory basis         $13,877,312  $11,579,503
             Shareholders' equity -
              GAAP basis              $23,323,722  $16,981,627

                                   Years ended December 31,
                                 1995        1994         1993
         Net income (loss):
         Statutory basis     $1,811,612 ($  905,394)  $1,440,125
         GAAP basis          $2,808,466  $5,076,289   $3,650,377

          Distribution by the Insurance Companies of the excess of GAAP shareholders' equity over statutory capital and surplus to the Company is prohibited by law.

Note J - Contingencies:

          The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position or the results or operations of the Company.

Note K - Pensions:

     (a) The Company has a non-contributory defined benefit plan (the "Plan"). Eligible salaried and hourly employees of the Company participate in the Plan after twelve months of continuous employment with the Company when age 21 has been attained. Retirement benefits are based on each participant's average compensation and years of service. Vesting of benefits begins after five years of service commencing from the minimum age of 21 or date of hire, if later.


                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - Pensions (Continued):

          The Company's contributions are designed to fund the Plan's normal costs on a current basis and to fund the unfunded prior service costs, including accrued benefits arising from qualifying employee service occurring prior to the establishment of the Plan, over 40 years.

          On January 15, 1992, the Company suspended the accrual of benefits arising from participant service. The Company continues to fund the Plan for benefits earned through January 31, 1992.

          The Plan maintains a significant amount of assets in group annuity contracts with Mutual Benefit Life Insurance Company ("Mutual"), which was placed in rehabilitation by the NJDOI on July 16, 1991. The Plan has not received payment on the group annuity contracts that matured on July 15, 1991 and thereafter.

          On November 10, 1993, a Plan of Rehabilitation for Mutual was confirmed by the Superior Court of New Jersey. As a result, certain changes are implemented to the Plan's contracts ("the restructured contract"), which is now transferred to the MBL Life Assurance Corporation ("MBLLAC"), the successor corporation of Mutual, where the restructured contract continues.

          Under the Plan of Rehabilitation, payment of all maturities and interest will be held subject to payout which will not begin for at least seven years.

          In October 1994, MBLLAC approved and subsequently paid a "hardship withdrawal" of $2,666,204 (net of an administrative charge of $470,507) to the Plan.

          The Plan also received $167,368, $61,449 and $52,612 in distributions from MBLLAC and Mutual in 1995, 1994 and 1993, respectively, under provisions of the Plan of Rehabilitation.



                          (Continued)


             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - Pensions (Continued):

     (b)  Pension expense for 1995, 1994 and 1993 included the
          following components:
                                             1995      1994         1993

      Interest cost on projected
        benefit obligation                $862,600   $818,400   $  838,700
      Actual return on assets             (809,900)  (371,600)    (859,100)
      Net amortization and deferral        214,400   (295,800)      15,400
      Net periodic pension cost
        (income)                          $267,100   $151,000  ($    5,000)

          Net amortization and deferral consists of amortization of net assets at transition, amortization of unrecognized prior service cost and deferral of subsequent net gains and losses. The assumptions used included a discount rate of 8.25% (1995), 7.5% (1994) and 9.5% (1993) and an expected long-term rate of return on assets of 10.0%.

     (c) The following table sets forth the funded status of the Plan and amounts recognized in the Company's balance sheet at December 31, 1995 and 1994. The discount rate assumed as of December 31, 1995 and 1994 is 7.25% and 8.25%, respectively.

                                                          1995         1994
              Actuarial present value of
               benefit obligations:
              Vested benefit obligation               $11,856,000   $10,595,600
              Accumulated benefit obli-
               gation                                 $11,856,000   $10,597,200
              Projected benefit obli-
               gation                                 $11,856,000   $10,597,200
              Plan assets at fair value,
               including guaranteed insurance
               contracts with MBL Life Assurance
               Corporation, in rehabil-
               itation, $3,080,000 (1995) and
               $5,710,000 (1994)                        8,462,000  (  8,125,300)
              Projected benefit obligation
               in excess of plan assets                 3,394,000     2,471,900
              Unrecognized net loss                    (5,177,900)   (3,633,000)
              Adjustment required to recognize
               minimum liability                        5,177,900     3,633,000
              Pension liability recognized
               in the statement
               of financial position                  $ 3,394,900   $ 2,471,900

          The adjustment required to recognize the minimum liability is reflected as a reduction of shareholders' equity as of December 31, 1995 and 1994, respectively.

                          (Continued)


             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - Pensions (Continued):

     (d) The Company maintains a defined contribution plan for substantially all employees (including those of MCAIC). Employer contributions of a discretionary amount are made by the Company and its subsidiaries. MCAIC and its subsidiaries provide similar employer contributions. Employer contributions in the amount of $134,987, $110,458 and $128,230 were made by the Company in 1995, 1994 and 1993, respectively, for its employees and charged to expense.

Note L - Post-retirement Benefits:

          The Company currently provides certain life and health benefits to retired employees with twenty-five or more years of service, subject to certain eligibility restrictions. These benefits consist of the payment of medical, life and dental premiums for the retired employees.  The Company's funding policy is to pay for
          the premiums currently; any future increases in the cost
          of these benefits will be borne by the retirees and not
          the Company.   The following table sets forth the funded
          status and amounts recognized in the Company's balance
          sheet:
                                                      December 31,
                                                    1995      1994
              Accumulated postretirement
               benefit obligation:
              Retirees                            $362,000   $345,000
              Fully eligible active
               plan participants                   194,000    138,000
              Other active plan
               participants                         56,000     53,000
                 Total                             612,000    536,000
              Plan assets at fair value              -          -
              Accumulated postretirement
               benefit obligation in excess
               of plan assets                      612,000    536,000
              Unrecognized net (gain)
               from past experience different
               from that assumed and from
               changes in assumptions             (219,000)   (94,000)
              Unrecognized transition obli-
               gation                             (473,000)  (501,000)
              Prepaid postretirement benefit
               cost recognized in the state-
               ment of financial position        ($ 80,000) ($ 59,000)

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Post-retirement Benefits (Continued):

          Net periodic postretirement benefit cost for 1995 and 1994, respectively, included the following components:

                                                     1995     1994

              Service cost of benefits attributed
               to service during the period        $ 2,000  $11,000
              Interest cost on accumulated post-
               retirement benefit obligation        45,000   37,000
              Net amortization and deferral         37,000   28,000
              Net periodic postretirement
               benefit cost                        $84,000  $76,000

          It is the policy of the Company that any future increase in life and health care benefits will be borne by the retirees and not the Company; as a result, there will be no increase in either the Accumulated Postretirement Benefit Obligation or the service and interest cost components of net periodic postretirement benefit cost related to a 1% increase in the health care trend rate.

          The weighted average discount rate used in determining the Accumulated Postretirement Benefit Obligation was
          7.25% in 1995 and 8.25% in 1994.

Note M - Selected Quarterly Financial Data (Unaudited):

     (a)  Year ended December 31, 1995:

                       1st            2nd          3rd           4th
                     Quarter*       Quarter*     Quarter*      Quarter

       Revenues    $9,497,890     $9,517,606   $10,185,612  $10,322,712

       Losses and
         expenses  $9,047,624     $8,867,995   $ 9,525,441  $ 9,627,661

       Net income  $  439,266     $  638,611   $   646,171  $   692,731

       Net income
         per common
         share     $      .22     $      .31   $       .31  $       .34


                                (Continued)

                  MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Selected Quarterly Financial Data (Unaudited):

          (b)  Year ended December 31, 1994:

                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter

       Revenues    $8,046,614     $7,967,613   $ 7,538,608  $ 8,605,535

       Losses and
         expenses  $6,913,552     $6,932,261   $ 5,495,523  $ 7,777,967

       Net income  $1,123,875     $1,044,539   $ 2,038,665  $   827,568

       Net income
         per common
         share     $      .55     $      .51   $      1.00  $       .40


          * Amounts reclassified to conform with year-end 1995 presentation.

Note N - Stock Option Plans:

          The Motor Club of America 1987 and 1992 Stock Option Plans ("the 1987 Option Plan" and "the 1992 Option Plan", respectively) provide for the issuance of options to purchase 100,000 common shares, respectively, by key executives at the market price at date of grant.

          Options under the 1987 Option Plan are exercisable for a four year period commencing one year from the date of grant. As of December 31, 1995, 61,000 shares under the 1987 Option Plan are available for grant; 38,250 shares were exercisable as of that date.

          Options under the 1992 Option Plan are exercisable for a five year period in twenty-five percent increments each year, commencing one year from the date of grant. As of December 31, 1995, 49,000 shares under the 1992 Option Plan are available for grant; 38,250 shares were exercisable as of that date.





                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Stock Option Plans (Continued):

          Transactions during 1993, 1994 and 1995 relating to the 1987 Option Plan are as follows:

                                                       Exercise
                                           Number of   Price per     Aggregate
                                            Shares       Share         Amount

            Options outstanding
             at December 31, 1992           41,250                  $  433,438

            Options granted in 1993         48,750     $2.625 to       127,969
            Options lapsed in 1993         (20,000)     $10.25        (205,000)
            Options outstanding at
             December 31, 1993              70,000                     356,407

                                                       $2.625 to
            Options lapsed in 1994         (28,750)     $10.75        (248,126)
            Options outstanding at
             December 31, 1994              41,250                     108,281

            Options exercised in 1995         (750)     $2.625          (1,969)
            Options lapsed in 1995          (2,250)     $2.625          (5,906)
            Options outstanding at
             December 31, 1995              38,250      $2.625      $  100,406

          Transactions during 1993, 1994 and 1995 relating to the
          1992 Option Plan are as follows:
                                                       Exercise
                                           Number of   Price per     Aggregate
                                             Shares      Share         Amount

            Options outstanding
             at December 31, 1992           69,000                  $  414,000
            Options lapsed in 1993          (4,000)     $6.00          (24,000)
            Options outstanding
             at December 31, 1993           65,000                     390,000
            Options lapsed in 1994         (10,000)     $6.00          (60,000)
            Options outstanding at
             December 31, 1994              55,000                     330,000
            Options lapsed in 1995          (4,000)     $6.00          (24,000)
            Options outstanding at
             December 31, 1995              51,000      $6.00       $  306,000

          The Financial Accounting Standards Board has issued SFAS No. 123 - Accounting for Stock-Based Compensation. This statement becomes effective beginning with the Company's first quarter of 1996 and will not have a material effect on the Company's financial position or results of operations. Upon adoption of SFAS No. 123, the Company

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Stock Option Plans (Continued):

          will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Note O - Related Party Transactions:

          Thrifty Rent-A-Car System, Inc. ("Thrifty") owned 39.2% of the outstanding common stock of the Company through July 25, 1994.

          On July 25, 1994, Thrifty sold all of its shares to three of the Company's directors ("Acquisition Group"). The Acquisition Group owns 43.7% of the outstanding common stock of the Company at December 31, 1995. The Company paid directors fees and certain expenses to the Acquisition Group of $180,000 and $256,530 during 1995 and 1994, respectively.

Note P - Lease Obligations:

          At December 31, 1995 the Company was party to an agreement with Fairmount Central Urban Renewal Corporation ("Fairmount"), a subsidiary of MCAIC for the lease of the office building in which the Company and its subsidiaries operated. Rent of $324,000 per year, subject to adjustment for property taxes in excess of $200,000, was paid by the Company, along with other costs as defined in the lease. In 1995, 1994 and 1993, rent expense paid by the Company (net of amounts paid by MCAIC) was $252,000, $261,000 and $228,000, respectively.
          The lease expires on December 31, 2011. The Company presently has a limited operation at this building and is discussing termination of the lease with Fairmount. At this time, the Company does not believe any lease termination costs will be material.




                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P - Lease Obligations (Continued):

          Effective January 1, 1996, the Company entered into a lease at 95 Route 17 South, Paramus, New Jersey. The lease expires on December 31, 2005. The Company has an option to terminate the lease after six years, and an option to extend the lease for an additional five years after the initial lease term expires. The Company will pay a base annual rental of $371,745 through December 31, 2000 and $416,805 thereafter until the lease expires. Additional charges for electricity and escalation of certain operating costs apply.

Note Q - Insolvency of MCA Insurance Company:

          On August 24, 1992, Hurricane Andrew struck the South Florida coast, causing losses to MCAIC which exceeded its surplus as regards policyholders. MCAIC was placed in liquidation on October 23, 1992 by the Oklahoma District Court, Oklahoma.

          On December 30, 1994, the Oklahoma District Court approved a settlement between the MCAIC Receiver and its subsidiaries and the Company and its subsidiaries (the "Settlement"). Under the Settlement, the Company agreed to pay MCAIC approximately $5.4 million, $2 million of which was paid on December 30, 1994. The Settlement also dismissed with prejudice the litigation previously brought (in August 1993) by the MCAIC Receiver against the Company regarding the ownership of Motor Club. The Settlement released all parties from all potential claims against one another, and put in place agreements regarding the handling of consolidated taxes, common cost sharing and service agreements.

          On February 15, 1995, pursuant to the Settlement
          Agreement, MCAIC was paid in full.

          The Joint Services Agreement ("JSA") entered into as part of the Settlement was retroactive to May 1, 1994 and provided for the rendering of certain services by the parties to the JSA and amounts due for these services, as well as the sharing of certain common expenses. Common



                           (Continued)
             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Q - Insolvency of MCA Insurance Company (Continued):

          expenses emanate from the parties' co-tenancy in the office building in which the parties' principal offices resided. The JSA was terminated effective February 29, 1996.

          In relation to the insolvency of MCAIC, there are no additional liabilities, contingent or otherwise, which require accrual or disclosure in the accompanying financial statements.

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
              SCHEDULE I.  SUMMARY OF INVESTMENTS-
            OTHER THAN INVESTMENTS IN RELATED PARTIES
                      at December 31, 1995

     Column A               Column B      Column C     Column D
                                                       Amount at
                                                      which shown
                                                        in the
                             Cost(a)       Market    balance sheet

Type of investment

Fixed maturity securities
 available-for-sale:

United States Government
 and government agencies
 and authorities           $38,267,692   $39,587,261  $39,587,261
Industrial and
 miscellaneous               4,427,079     4,489,996    4,489,996
Public utilities               543,414       553,200      553,200

Total fixed maturities      43,238,185                 44,630,457

Mortgage loans on real
 estate                        766,101                    766,101

Short-term investments,
 available-for-sale            200,576       200,719      200,719

Total investments          $44,204,862                $45,597,277


Note: (a) Represents original cost of investments reduced by repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                 OF REGISTRANT (PARENT COMPANY)

                         BALANCE SHEETS

                                                December 31,
                                          1995             1994

Assets:

  Cash and cash equivalents           $     -         $ 2,820,394

  Investments in related parties       25,072,857      20,433,519

  Insurance premiums receivable         7,018,662       5,530,807

  Other assets                          1,444,902       3,382,903

         Total assets                 $33,536,421     $32,167,623

Liabilities and shareholders' equity:

  Indebtedness to subsidiaries        $13,968,869     $11,466,953

  Other liabilities                     5,486,476       4,654,485

  Note payable to Midlantic
   Bank, N.A.                               -           2,750,000

  Amounts due to MCA Insurance
   Company in Liquidation and
   subsidiaries                             -           2,750,000

         Total liabilities             19,455,345      21,621,438

  Shareholders' equity                 14,081,076      10,546,185
         Total liabilities and
           shareholders' equity       $33,536,421     $32,167,623

                          Notes to Schedule

     The Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries are incorporated by reference to this schedule.

     The Statements of Shareholders' Equity are the same as those presented for Motor Club of America and Subsidiaries.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                 OF REGISTRANT (PARENT COMPANY)

                    STATEMENTS OF OPERATIONS

                                          For the years ended December 31,
                                          1995          1994          1993

Revenues:

  Motor Club membership fees (1)      $      113   $   35,566   $     31,248
  Commission income (2)                   10,093        8,425        453,256
  Other income (3)                       157,012      160,576        242,256
       Total revenues                    167,218      204,567        726,760

Expenses:

  Depreciation                             -            -            442,622
  General and administrative
   expenses (4)                           91,079      810,893        290,101
  Discount of Note Payable to
   Receiver of MCA Insurance
   Insurance Company in
   Liquidation                             -         (624,850)         -
       Total expenses                     91,079      186,043        732,723

Income (loss) before item
   shown below                           (76,139)      18,524         (5,963)
Equity in net income
 of subsidiaries                       2,340,640    5,016,123      3,265,501
       Net income                     $2,416,779   $5,034,647     $3,259,538

     (1)  Amount is from Enterprises.

     (2)  Amount includes $0 (1995), $0 (1994) and
          $440,638 (1993) of commission from insurance subsidiaries.

     (3)  Amount includes $67,117 (1995), $94,676 (1994)
          and $126,235 (1993) of interest due from Motor
          Club.

     (4)  Amount is net of $223,691 (1995), $335,590
          (1994) and  $9,482,265 (1993) of management
          fees charged to subsidiaries.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                 OF REGISTRANT (PARENT COMPANY)

                    STATEMENTS OF CASH FLOWS
                                                             For the years ended December 31,
                                                    1995                 1994               1993

Net income                                     $ 2,416,779            $5,034,647         $ 3,259,538
Adjustments to reconcile net
  income to net cash provided by
  (utilized in) operating
  activities:
  Discount of Note due Receiver of
   MCA Insurance Company in
   Liquidation                                       -                  (624,850)              -
  Write-off of investment in
   MCA Insurance Company and its
   subsidiaries                                      -                     -                 442,622
  Depreciation expense                             248,540               286,305               -
  Accretion of bond discount                       (16,368)               (3,823)                (43)

Changes in:
  Premiums receivable                           (1,487,855)             (342,333)            165,604
  Investments in related parties                (1,978,815)           (2,929,014)         (6,076,987)
  Other assets                                     284,074             1,344,928           1,853,670
  Other liabilities                               (712,909)           (1,162,720)           (886,030)
  Indebtedness to related parties                2,501,916             1,689,614          (1,108,042)
  Amounts due to MCA Insurance Company
   in Liquidation and subsidiaries              (2,750,000)           (1,458,624)          1,610,225
Net cash provided by (utilized in)
  operating activities                          (1,494,638)            1,834,130            (739,443)

Investing activities:
  Proceeds from:
    Disposal of short-term
      investments                                1,665,897                 -                   -
    Disposal of fixed
      maturities                                   596,783             1,448,129               9,014

  Purchase of:
    Fixed maturities                              (608,402)           (1,447,525)              -
    Short-term investments                           -                (1,649,740)         (6,171,072)
    Fixed assets                                  (232,003)             (114,600)            (20,640)
Net cash provided by (utilized in)
  investing activities                           1,422,275            (1,763,736)            (11,626)

Financing activities:
  (Repayment to) borrowing from
    Midlantic Bank, N.A.                        (2,750,000)            2,750,000               -
  Common stock issued                                1,969                 -                   -
Net cash provided by (utilized in)
  financing activities                          (2,748,031)            2,750,000               -
Increase (decrease) in cash and
  cash equivalents                              (2,820,394)            2,820,394            (751,069)
Cash and cash equivalents at
  beginning of year                              2,820,394                 -                 751,069
Cash and cash equivalent at end of year        $     -                $2,820,394         $     -

Supplemental Disclosures of Cash Flow Information
(1)  Total interest paid was $33,934 (1995), $53 (1994) and
     $299 (1993).
(2) Total federal income taxes paid was $52,000 (1995), $54,227 (1994) and $25,613 (1993).

                         (Continued)

           MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                  SCHEDULE IV.  REINSURANCE
    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

        Column A                  Column B      Column C      Column D     Column E    Column F
                                                                                          % of
                                                Ceded to     Assumed from               Amount
                                                  other         other                   Assumed
                                 Gross Amount   Companies     Companies    Net Amount   to Net


December 31, 1995:

  Total property and casualty
   insurance premiums earned     $41,051,119    $ 5,750,247  $   -         $35,300,872    0.0%

December 31, 1994*:

  Total property and casualty
   insurance premiums earned     $37,065,794    $ 9,173,851  $   -         $27,891,943    0.0%

December 31, 1993*:

  Total property and casualty
   insurance premiums earned     $38,763,871    $ 8,689,107  $   -         $30,074,764    0.0%

          *    Amounts have been reclassified to conform with 1995 presentation.

                         (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
              SCHEDULE V. VALUATION AND QUALIFYING
                      ACCOUNTS AND RESERVES
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993



  Column A          Column B          Column C           Column D   Column E
                                      Additions
                   Balance at   Charged to  Charged to               Balance
                   Beginning     Cost and     Other                  at end
 Description       of Period     Expenses    Accounts   Deductions  of Period

Allowance for
doubtful
receivables:

December 31, 1995  $  439,309   $316,774   $   -       $  100,000  $  656,083

December 31, 1994  $  200,000   $239,309   $   -       $   -       $  439,309


December 31, 1993  $  200,000   $  -       $   -       $   -       $  200,000


Valuation allowance
for deferred taxes:

December 31, 1995  $5,070,974   $  -       $  682,329  $2,778,895  $2,974,408

December 31, 1994  $7,057,259   $  -       $1,309,191  $3,295,476  $5,070,974

December 31, 1993  $7,430,147   $125,990   $1,154,300  $1,653,178  $7,057,259


                           (Continued)

                                MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                                 PROPERTY/CASUALTY INSURANCE OPERATIONS
                        For the years ended December 31, 1995, 1994 and 1993

 Column A           Column B      Column C       Column D     Column E     Column F    Column G
                                 Reserves for
                    Deferred     Unpaid Claims   Discount,
                     Policy       and Claim      if any,                                   Net
                   Acquisition    Adjustment    Deducted in    Unearned       Earned    Investment
                      Costs         Expenses      Column C     Premiums      Premiums   Income (a)

Year ended
December 31, 1995   $ 5,069,222    $39,823,552         -       $16,838,135   $35,300,872 $2,759,337

Year ended
December 31, 1994*  $ 4,166,368    $41,665,101         -       $13,554,754   $27,891,943 $2,506,701

Year ended
December 31, 1993*  $ 2,792,686    $45,818,203         -       $13,065,299   $30,074,764 $2,651,627



Note:  (a)     Excludes non-insurance subsidiaries' investment income and realized investment gains.

          *    Amounts reclassified to conform with 1995 presentation

                               The accompanying notes are an integral part of these consolidated financial statements.

                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                          SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY/CASUALTY INSURANCE OPERATIONS

                        For the years ended December 31, 1995, 1994 and 1993


 Column A                           Column H               Column I      Column J     Column K
                                 Claims and Claim
                                Adjustment Expenses       Amortization    Paid
                                Incurred Related to       of deferred    Claims
                                  (1)         (2)           policy      and Claim
                                 Current     Prior        acquisition   Adjustment     Premium
                               Year        Years             Costs        Expenses     Written

Year ended
December 31, 1995              $19,625,070  $1,112,475     $10,611,978    $19,682,580  $37,639,344

Year ended
December 31, 1994*             $14,367,136  $  919,165     $ 9,353,336    $18,264,953  $31,365,121

Year ended
December 31, 1993*             $17,602,255 ($1,323,758)    $ 9,250,259    $19,414,277  $28,058,617

Note: (a)Excludes non-insurance subsidiaries' investment income and realized investment gains.


          *    Amounts reclassified to conform with 1995 presentation


                            The accompanying notes are an integral part
                             of these consolidated financial statements.