Form 10-K405/A
period 1995-12-31
MOTOR CLUB OF AMERICA
filed 1996-04-23
CIK 68480

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

     Motor Club of America Insurance Company          New Jersey

     Preserver Insurance Company                      New Jersey




































                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Motor Club of America:

          We have audited the consolidated financial statements and the financial statement schedules of MOTOR CLUB OF AMERICA and SUBSIDIARIES listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

                                 (Continued)

                   MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                                    For the years
ended December 31,
                                                1995
1994             1993

  Investing activities:

  Proceeds from:
    Maturities of fixed maturities            4,128,756
6,708,618       4,027,911
    Sales of fixed maturities                 4,417,499
7,749,369       3,639,859
    Payments received on mortgage
      loan principal                            106,835
308,584         648,809
    Sale or maturities of short-
      term investments                        1,916,411
5,093,063           -
    Sale of fixed assets                          -
1,751           -

  Purchase of:
    Fixed maturities                        (13,289,423)
(12,671,277)     (7,290,822)
    Short-term investments                     (201,134)     (
3,483,016)     (3,487,764)
    Fixed assets                               (333,635)
(248,770)       (143,526)
  Total cash provided by
    (utilized in)
   investing activities                      (3,254,691)
3,458,322      (2,605,533)

  Financing activities:
   Common stock issued                           1,969
- -                -
   (Repayment) Borrowing from
    Midlantic Bank, N.A.                     (2,750,000)
2,750,000           -
  Total cash provided by (utilized
    in) financing activities                 (2,748,031)
2,750,000           -
  Net increase (decrease) in cash            (2,195,701)
3,148,487      (4,709,293)
  Cash and cash equivalents
    at beginning of year                      4,826,610
1,678,123       6,387,416
  Cash and cash equivalents
    at end of year                          $ 2,630,909     $
4,826,610    $  1,678,123

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

                                             1995      1994
1993
              Current                       $38,320   $4,420
$567,903
              Deferred                        -         -
- -
              Provision                     $38,320   $4,420
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