Form 10-Q
period 1996-03-31
MOTOR CLUB OF AMERICA
filed 1996-05-15
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
March 31, 1996                                       0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
(Address of principal executive offices)                  Zip Code



Registrant's telephone number, including area code 201-291-2000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x .  No    .


2,044,504 shares of Common Stock were outstanding as of May 13, 1996.



                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                        March 31,        December 31,
                                          1996               1995
     ASSETS

Investments                           $44,731,140       $45,597,277
Cash and cash equivalents               1,801,724         2,630,909
Premiums receivable                     6,375,497         7,135,231
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         20,286,928        17,638,854
Notes and accounts receivable
 - net                                    242,989           209,953
Deferred policy acquisition costs       4,848,168         5,069,222
Fixed assets - at cost, less
 accumulated depreciation               1,461,355         1,219,125
Federal income tax recoverable             10,205            13,680
Prepaid reinsurance premiums              984,745         1,193,098
Other assets                            1,466,158         1,251,419
    Total Assets                      $82,208,909       $81,958,768

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses              $43,007,114       $39,823,552
Unearned premiums and membership
 fees                                  16,564,085        17,363,031
Other liabilities                       9,536,399        10,691,109
    Total Liabilities                  69,107,598        67,877,692
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued - 2,043,754)                    1,021,876         1,021,876
Paid in additional capital              1,722,539         1,722,539
Unfunded accumulated benefit
 obligation in excess of Plan assets   (5,177,900)       (5,177,900)
Net unrealized gains
 on debt securities                       482,477         1,392,415
Retained earnings                      15,052,319        15,122,146
     Total Shareholders' Equity        13,101,311        14,081,076
     Total Liabilities and
       Shareholders' Equity           $82,208,909       $81,958,768

           (Financial statements should be read in
            conjunction with the accompanying notes)


                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                           For the Three Months Ended
                                       March 31, 1996      March 31, 1995

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $1,602,353 (1996) and $977,941
 (1995))                                $10,574,534         $8,445,151
Net investment income                       752,449            700,712
Realized gains on sales
 of investments                               5,410              4,132
Motor Club membership fees                  332,118            313,360
Other revenues                               26,324             34,535
     Total revenues                      11,690,835          9,497,890

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $2,910,041 (1996) and
 $963,558 (1995))                         6,785,945          4,793,280
Amortization of deferred policy
 acquisition costs                        3,027,485          2,853,630
Other operating expenses                  1,508,544          1,312,477
Lease termination charge                    359,077             -
Motor Club benefits                          76,136             88,237
     Total losses and expenses           11,757,187          9,047,624
Income (loss) before Federal
 income taxes                               (66,352)           450,266
Provision for Federal
 income taxes                                 3,475             11,000
Net income (loss)                       $   (69,827)        $  439,266

Per common share:
Net income (loss)                             ($.03)              $.22

             (Financial statements should be read in
              conjunction with the accompanying notes)


                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                            For the Three Months Ended
                                                   March 31, 1996                   March 31, 1995

Operating activities:
Net income (loss)                            ($    69,827)                     $   439,266
Adjustments to reconcile net income
  to net cash used in operating
  activities:
  Depreciation expense                             86,266                           75,812
  Gain on sale of investments                      (5,410)                          (4,132)
  Amortization (accrual) on bond premium
    (discount)                                     19,760                           (8,170)
  Write-off of leasehold improvement
    (net) due to lease termination                227,077                           -
Changes in:
  Deferred policy
    acquisition costs                             221,054                          233,241
  Premiums receivable                             759,734                          593,645
  Notes and accounts
    receivable                                    (33,036)                             445
  Other assets                                   (214,738)                         366,403
  Losses and loss expenses                      3,183,562                         (227,519)
  Unearned premiums and
    membership fees                              (798,946)                        (714,591)
  Federal income tax
    recoverable                                     3,475                           11,000
  Amount due to MCA Insurance Company
    in Liquidation                                 -                            (2,750,000)
  Other liabilities                            (1,154,710)                        (134,313)
  Reinsurance recoverable on
    paid and unpaid losses                     (2,648,074)                         266,394
  Prepaid reinsurance premiums                    208,353                          (23,645)
Net cash used in
  operating activities                                      ($  215,460)                        ($1,876,164)

Investing activities:
  Investments purchased                        (2,421,461)                      (2,856,779)
  Fixed assets purchased                         (555,573)                        (119,364)
  Proceeds from sales of investments            2,363,309                        4,352,716
Net cash (used in) provided by
  investing activities                                         (613,725)                          1,376,573

Financing activities:
Repayment to Midlantic Bank, N.A.                  -                            (2,750,000)
Net cash used in financing activities                            -                               (2,750,000)
Net decrease in cash and cash equivalents                      (829,185)                         (3,249,591)
Cash and cash equivalents at
  beginning of period                                         2,630,909                           4,826,610
Cash and cash equivalents at
  end of period                                              $1,801,724                         $ 1,577,019


Supplemental Disclosures of Cash Flow Information
Note - Interest paid was $0 in 1996 and $33,432 in 1995.
       Federal income tax paid was $0 in 1996 and $0 in 1995.
Non Cash Investing Activities:
Invested assets and shareholders' equity decreased by $909,938 and increased by $937,954 in 1996 and 1995, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

             (Financial statements should be read in
              conjunction with the accompanying notes)


                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Preparation and Presentation

     The accompanying condensed consolidated financial statements of Motor Club of America (the "Registrant") include its accounts and those of its subsidiary companies and, in the opinion of management, contain all adjustments necessary to present fairly the Registrant's consolidated financial position, results of operations and cash flows. Certain reclassifications have been made to prior year financial information to conform to 1996 classification.
     These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Registrant's 1995 Annual Report on Form 10-K.

2.  Shareholders' Equity

     Shareholders' equity at March 31, 1996 and December 31, 1995 includes the undistributed GAAP net loss and income, respectively, of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Per share data for the three month periods 1996 and 1995 are computed based upon 2,043,754 and 2,043,004 shares, respectively, the weighted average number of shares of common stock outstanding.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three month periods ended March 31, 1996 and 1995, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (1) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (2) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at March 31, 1996 is approximately $10.6 million.

5.  Lease Obligations

     The Registrant relocated its headquarters during the first quarter of 1996 from Newark to Paramus, New Jersey. The Registrant and its subsidiaries were parties to an agreement with Fairmount Central Urban Renewal Corporation ("Fairmount") for the lease of the office building in Newark, which was scheduled to expire on December 31, 2011. Effective March 31, 1996, the Registrant and its subsidiaries mutually agreed with Fairmount to terminate the lease in exchange for a payment of $132,000 by the Registrant to Fairmount. At that date, the Registrant also wrote-off certain leasehold improvements on the Newark property in the amount of $227,000.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview of Business Operations

     The Registrant provides a broad range of property and casualty insurance related services through the Insurance Companies. The Registrant also operates a motor club through Motor Club of America Enterprises, Inc. ("Enterprises"). The property and casualty insurance subsidiaries form the largest segment of operations, which accounted for 97% of 1996 revenues. The Insurance Companies provide coverage only in the State of New Jersey.
     The Registrant anticipates continuing its expansion program in small commercial and ancillary coverages written by Preserver in the State of New Jersey as well as through new private passenger automobile ("PPA") writings by Motor Club.
     The Registrant expects to continue to improve its financial condition through these new premium writings and stringent expense reduction and controls.

Earnings

     Net loss for the three months ended March 31, 1996 included $359,000 or $.18 per share for a non-recurring charge incurred in conjunction with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated.
     Net income in 1996 was also reduced by: (1) a $111,000 increase in reinsurance costs as compared to 1995, relating to an increase in the 1996 rate assessed by the New Jersey Unsatisfied Claim and Judgment Fund, which pertains to New Jersey Personal Injury Protection Claims in excess of Motor Club's statutory retention limit of $75,000; and (2) certain non-recurring operational expenses (totaling $328,000) relating to the Registrant's tenancy at its former office building and relocation.
     Excluding these items, net income for the three months ended March 31, 1996 increased $290,000 or $.14 per share as compared to the same period in 1995. The increase was caused by an improved combined ratio by Motor Club offset by higher loss ratios on Preserver's book of business.

Revenues

Insurance Premiums

     Insurance premiums earned increased $2,129,000 or 25% in the three months ended March 31, 1996 as compared to the same period in 1995, primarily as a result of increases in new business written in 1996, particularly new PPA.
     In the three months ended March 31, 1996 as compared to the same period in 1995, direct premium written by Motor Club increased $2,321,000 or 33%, while Preserver's increased by $224,000 or 15%, for a total increase of $2,545,000 or 30%.
     Motor Club began to write new personal automobile insurance business in the first quarter of 1995. New PPA direct premium written in the three months ended March 31, 1996 totaled $3,075,000, as compared to $109,000 in the same period in 1995.
New PPA premiums earned were $2,439,000 and $14,000, respectively.

Net Investment Income

     Net investment income increased $52,000 or 7% in 1996 as
compared to 1995.   Average invested assets for the three month
period ended March 31, 1996 were $43,479,000 as compared to $43,246,000 for the same period in 1995. The investment portfolio (including short-term investments but excluding realized capital gains) yielded 6.60% for the three months ended March 31, 1996 as compared to 6.48% for the same period in 1995.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $1,993,000 or 42% in the three months ended March 31, 1996 as compared to 1995. The Insurance Companies' combined loss and loss expense ratio was 64.2% for the three months ended March 31, 1996 as compared to 56.8% for the same period in 1995. The increase in losses and loss expenses incurred and loss and loss expense ratio is primarily due to: (1) the increased amounts of new PPA business which Motor Club is writing; (2) 1996 winter storm related losses of approximately $650,000; and (3) poor commercial automobile loss experience. The latter two items increased the total loss and loss expense ratio by nine points.
     Despite the higher loss ratio on a comparative basis, no significant adverse trends were experienced or identified during the three months of 1996.

Amortization of Deferred Policy Acquisition Expenses and Other
Operating Expenses

     Excluding certain non-recurring charges and acquisition related expenses (described below), other operating expenses decreased $334,000 or 16% in the three months ended March 31, 1996 as compared to 1995. This decrease in expenses allowed for a decrease in the expense ratio (as adjusted for the non-recurring charges described below) to 38.6% for the three months ended March 31, 1996 as compared to 47.6% in 1995. The Registrant remains committed to reducing its expense ratio by increasing revenues without increasing overhead expenditures.
     During the 1996 first quarter, the Registrant incurred approximately $220,000 in expenses related to its tenancy at its former location in Newark, New Jersey, while at the same time having commenced the lease for its new headquarters in Paramus, New Jersey. These redundant expenditures are now eliminated as of March 31, 1996. In addition, the Registrant incurred $108,000 in relocation charges in the 1996 first quarter.
     Acquisition related expenses increased $376,000 or 19% in 1996 as compared to 1995, the result of the aforementioned increase in insurance premiums.
     The Registrant expects to reduce its expenses further by converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

Motor Club of America Membership Program

     Motor Club membership fees written through Enterprises increased $19,000 or 6% in 1996 as compared to 1995. The increase in memberships written is due to various programs which were implemented during 1995, including incentives provided to producers to write motor club memberships with the new PPA business Motor
Club is writing.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at March 31, 1996 is $6.41 per share, as compared to $6.89 per share at December 31, 1995. The decrease in book value is due to the net loss described previously, plus a decrease during 1996 of $910,000 or $.45 per share in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115, the result of increasing interest rates.
     The New Jersey Insurance Department requires that insurers maintain a premium to surplus ("leverage") ratio of 3 to 1 or less in order to write new PPA. Motor Club's present applicable leverage ratio for the three months ended March 31, 1996 is 2.93 to 1.
     The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.
     Reserving assumptions and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

Operating and Investing Activities

     The Insurance Companies' operations and cash flow are relatively stable in light of the new business they are writing.
     Net cash utilized in operating activities was $215,000 and $1,876,000 in the first quarters of 1996 and 1995, respectively. Cash flow used by the operating activities of the Insurance Companies in the first quarter of the year normally reflects certain annual payments, such as insurance premium taxes, licenses, fees and other assessments. In both 1996 and 1995, these payments were offset by growth in the Insurance Companies' premium. In 1995, in addition to the annual payments made, cash flow used by operating activities was increased by the payment of the Note due the MCAIC Receiver.
     No other unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.
     The Registrant has maintained an investing philosophy during 1996 consistent with past practices and described in detail in its 1995 Annual Report on Form 10-K. Investment mix and portfolio duration as of March 31, 1996 have remained stable as compared to December 31, 1995. Management anticipates maintaining this approach to investing for the foreseeable future.
     Net cash used in and provided by operating activities was $614,000 and $1,377,000 in 1996 and 1995, respectively. The amount used in 1996 reflects the investment of cash provided by operating activities and contributed to the increase in total assets as of March 31, 1996, as compared to December 31, 1995. The amount provided in 1995 reflects the sale of investments to provide cash utilized in the operating activities described above.

Financing Activities

     The Registrant paid no dividend on its common stock in 1996 or 1995.
     The Registrant has no material outstanding capital commitments which would require additional financing.
     In the first quarter of 1995, the Registrant repaid, in full, Midlantic Bank, N.A., the $2,750,000 Term Loan it had taken in December 1994.
                             PART II
                        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
     a)  Exhibits
         None
     b)  Reports on Form 8-K
         None


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOR CLUB OF AMERICA




                                   /s/Stephen A. Gilbert
                               By: Stephen A. Gilbert
                                   President




                                   /s/Patrick J. Haveron
                               By: Patrick J. Haveron
                                   Executive Vice President -
                                   Chief Financial Officer and
                                   Chief Accounting Officer






Dated:  May 14, 1996