Form 10-Q
period 1996-06-30
MOTOR CLUB OF AMERICA
filed 1996-08-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
June 30, 1996                                        0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
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


2,046,379 shares of Common Stock were outstanding as of August 12, 1996.



                             1 of 15


                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                         (Unaudited)
                                        June 30,       December 31,
                                          1996              1995
     ASSETS
Investments                           $45,774,649       $45,597,277
Cash and cash equivalents               2,535,879         2,630,909
Premiums receivable                     6,621,552         7,135,231
Reinsurance recoverable on
 paid and unpaid losses and
 loss expenses                         22,884,869        17,638,854
Notes and accounts receivable
 - net                                    190,951           209,953
Deferred policy acquisition costs       5,030,734         5,069,222
Fixed assets - at cost, less
 accumulated depreciation               1,467,808         1,219,125
Federal income tax recoverable             29,100            13,680
Prepaid reinsurance premiums              855,682         1,193,098
Other assets                            1,160,556         1,251,419
    Total Assets                      $86,551,780       $81,958,768

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $46,436,465       $39,823,552
Unearned premiums and membership
 fees                                  16,891,408        17,363,031
Other liabilities                       9,568,855        10,691,109
    Total Liabilities                  72,896,728        67,877,692

Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued - 1996 - 2,046,379, 1995 -
 2,043,004 shares                       1,023,189         1,021,876
Paid in additional capital              1,728,117         1,722,539
Unfunded accumulated benefit
 obligation in excess of Plan assets   (5,177,900)       (5,177,900)
Net unrealized gains
 on debt securities                        80,110         1,392,415
Retained earnings                      16,001,536        15,122,146
     Total Shareholders' Equity        13,655,052        14,081,076
     Total Liabilities and
       Shareholders' Equity           $86,551,780       $81,958,768

           (Financial statements should be read in
            conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                         For the Six Months Ended         For the Three Months Ended
                                      June 30, 1996     June 30,1995    June 30,1996    June 30,1995

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $3,317,078, $2,216,384,
 $1,714,725 and $1,238,443)            $21,696,829        $16,945,127    $11,122,295     $8,499,976
Net investment income                    1,486,467          1,368,696        734,018        667,984
Realized gains on sales
 of investments                              5,410              4,132          -              -
Motor Club membership fees                 658,104            630,787        325,986        317,427
Other revenues                              69,729             66,754         43,405         32,219
     Total revenues                     23,916,539         19,015,496     12,225,704      9,517,606

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $6,467,044, $1,292,557,
 $3,557,003 and $328,999)               13,850,881          9,591,341      7,064,936      4,798,061
Amortization of deferred policy
 acquisition costs                       6,210,244          5,437,549      3,182,759      2,583,919
Other operating expenses                 2,445,913          2,718,281        937,369      1,405,804
Lease termination charge                   359,077             -              -              -
Motor Club benefits                        146,551            168,448         70,415         80,211
     Total losses and expenses          23,012,666         17,915,619     11,255,479      8,867,995
Income before Federal
 income tax                                903,873          1,099,877        970,225        649,611
Provision for Federal
 income taxes                               23,042             22,000         19,567         11,000
Net income                             $   880,831        $ 1,077,877     $  950,658     $  638,611

Per common share:
Net income                                    $.43              $ .53           $.46           $.31

             (Financial statements should be read in
              conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                             For the Six Months Ended
                                                   June 30, 1996                   June 30, 1995

Operating activities:
Net income                                    $   880,831                      $ 1,077,877
Adjustments to reconcile net income
  to net cash used in operating
  activities:
  Depreciation expense                            167,704                          148,558
  Gain on sale of investments                      (5,410)                          (4,132)
  Amortization on bond premium (net of
   accrual of discount)                            57,131                            9,168
Write-off of leasehold improvement (net)
  due to lease termination                        227,077                            -
Loss on disposal of fixed assets                   13,400                            -
Changes in:
  Deferred policy
    acquisition costs                              38,488                          189,169
  Premiums receivable                             513,679                          478,150
  Notes and accounts
    receivable                                     19,002                           45,440
  Other assets                                     89,423                          398,070
  Losses and loss expenses                      6,612,913                       (1,609,113)
  Unearned premiums and
    membership fees                              (471,623)                        (695,698)
  Federal income tax
    recoverable                                   (15,420)                           3,630
  Amount due to MCA Insurance Company
    in Liquidation                                   -                          (2,750,000)
  Other liabilities                            (1,122,254)                         404,165
  Reinsurance recoverable on
    paid and unpaid losses                     (5,246,015)                       1,334,642
  Prepaid reinsurance premiums                    337,416                           78,442
Net cash provided by (used in)
  operating activities                                       $2,096,342                         ($  891,632)
Investing activities:
  Investments purchased                        (5,192,098)                      (5,109,315)
  Fixed assets purchased                         (656,864)                        (135,983)
  Proceeds from sales of investments            3,650,699                        6,043,192
Net cash (used in) provided by
  investing activities                                       (2,198,263)                            797,894

Financing activities:
Common stock issued                                 6,891                            -
Repayment to Midlantic Bank, N.A.                   -                           (2,750,000)
Net cash provided by (used)
  in financing activities                                         6,891                          (2,750,000)
Net decrease in cash and cash equivalents                       (95,030)                         (2,843,738)
Cash and cash equivalents at
 beginning of period                                          2,630,909                           4,826,610
Cash and cash equivalents at
 end of period                                               $2,535,879                          $1,982,872

Supplemental Disclosures of Cash Flow Information

Note - Interest paid was $0 in 1996 and $33,432 in 1995.
       Federal income tax paid was $38,462 in 1996 and $18,370 in 1995.

Non Cash Investing Activities:

Invested assets and shareholders' equity decreased by $1,312,305 and increased by $2,047,490 in 1996 and 1995, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 -
Accounting for Certain Investments in Debt and Equity Securities.

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

2.  Shareholders' Equity

     Shareholders' equity at June 30, 1996 and December 31, 1995 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Per share data for 1996 are computed based upon 2,044,255 and 2,044,755 weighted average number of shares of common stock outstanding for the six and three month periods, respectively.

     Per share data for 1995 are computed based upon 2,043,004 weighted average number of shares outstanding for the six and three month periods.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the six and three month periods ended June 30, 1996 and 1995, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at June 30, 1996 is approximately $9.7 million.

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

     The Registrant anticipates continuing its expansion program through small commercial and ancillary coverages written by Preserver in the State of New Jersey as well as new private passenger automobile ("PPA") writings by Motor Club.

     The Registrant expects to continue to improve its financial condition by increasing revenue through the aforementioned new premium writings and concurrently lowering its expense ratio by applying stringent expense reduction and controls.

Earnings

Six Months

     Net income for the six months ended June 30, 1996 was reduced by: (1) a $359,000 or $.18 per share non-recurring charge incurred in conjunction with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated; (2) certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation; and (3) a $228,000 or $.12 per share increase in reinsurance costs as compared to 1995, relating to an increase in the 1996 rate assessed by the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF"), which pertains to New Jersey Personal Injury Protection Claims in excess of Motor Club's statutory retention limit of $75,000.

     Excluding these items, net income for the six months ended June 30, 1996 increased $718,000 or $.35 per share as compared to the same period in 1995, primarily due to a 28% growth in premium revenue coupled with a lower combined ratio. The combined ratio (as adjusted for the non-recurring charges described above) for the six months ended June 30, 1996 was 100.8% as compared to 105.9% for the same period in 1995.

Three Months

     Net income for the three months ended June 30, 1996 was reduced by $117,000 or $.06 per share for increased reinsurance costs relating to the increase in the 1996 rate assessed by the UCJF.

     Excluding this item, net income for the three months ended June 30, 1996 increased $429,000 or $.21 per share as compared to the same period in 1995, primarily due to a 31% growth in premium revenue coupled with a lower combined ratio. The combined ratio (as adjusted for the non-recurring charges described above) for the three months ended June 30, 1996 was 100.7% as compared to 104.7% for the same period in 1995.

Revenues

Insurance Premiums

     Insurance premiums increased $4,752,000 or 28% in the six months ended June 30, 1996 and $2,622,000 or 31% in the three months ended June 30, 1996, as compared to the same periods in 1995, the result of increases in new business written in the latter half of 1995 and to date in 1996, primarily new PPA.

     New PPA direct premium written in the first six months of 1996 totaled $7,165,000, as compared to $1,095,000 in the same period in 1995. New PPA net premiums earned were $5,482,000 and $245,000, respectively.

     In the six months ended June 30, 1996, as compared to the same period in 1995, direct premium written increased $5,987,000 or 33%; Motor Club's increased by $5,093,000 or 34%, while Preserver's increased by $894,000 or 26% ($670,000 or 75% of which emanated from its commercial lines products).

     In the second quarter of 1996 as compared to the same period in 1995, direct premium written increased $3,442,000 or 36%; Motor Club's increased by $2,772,000 or 36%, while Preserver's increased by $670,000 or 34% ($545,000 or 81% of which emanated from its commercial lines products).

Net Investment Income

     Net investment income increased $118,000 or 9% in 1996 as
compared to 1995.   Average invested assets for the six month
period ended June 30, 1996 were $44,234,000 as compared to $43,601,000 for the same period in 1995. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.39% for the six months ended June 30, 1996 as compared to 6.28% for the same period in 1995.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $4,260,000 or 44% in the six months ended June 30, 1996 as compared to 1995. The Insurance Companies' combined loss and loss expense ratios were 63.8% and 63.5% for the six and three months ended June 30, 1996, as compared to 56.6% and 56.4% for the same periods in 1995, respectively. The increase in losses and loss expenses incurred and loss and loss expense ratio is primarily due to: (1) the increased amounts of new PPA business which Motor Club is writing;
(2) 1996 winter storm related losses of approximately $635,000; and
(3) poor commercial lines loss experience, primarily commercial automobile.

     Despite the higher loss ratios on a comparative basis, no significant adverse trends were experienced or identified during the six months or second quarter of 1996.

Amortization of Deferred Policy Acquisition Costs

     Acquisition costs incurred increased $764,000 or 20% in the six months ended June 30, 1996 as compared to 1995. Acquisition costs incurred increased $571,000 or 33% in the three months ended June 30, 1996 as compared to 1995. The increase in acquisition related costs generally corresponds to the premium growth previously described.

Other Operating Expenses

     During the first quarter of 1996 the Registrant incurred various non-recurring charges which affected other operating expenses. These charges included: a) the write-off of $227,000 for certain leasehold improvements on its former location in Newark, New Jersey; b) a payment of $132,000 to terminate the lease at its former location; c) approximately $220,000 in expenses related to its tenancy at its former location, while at the same time having commenced the lease for its new headquarters in Paramus, New Jersey; and d) $108,000 in relocation charges in 1996.

     Excluding these non-recurring charges, other operating expenses decreased $600,000 or 22% in the six months ended June 30, 1996 as compared to the same period in 1995. This decrease in expenses allowed for a decrease in the expense ratio (as adjusted for the non-recurring charges described above) to 37.3% for the six months ended June 30, 1996 as compared to 46.4% in 1995.

     Other operating expenses decreased $441,000 or 19% in the three months ended June 30, 1996 as compared to the same period in 1995.

     The Registrant remains committed to reducing its expense ratio by increasing revenues without increasing overhead expenditures. Toward this end, the Registrant has continued to reduce the number of its employees through June 30, 1996 resulting in savings in both salaries and employee benefits. The Registrant has 107 employees as of June 30, 1996 as compared to 115 as of December 31, 1995, resulting in a net savings of approximately $125,000. The aforementioned headquarters relocation has also enabled the Registrant to realize expense savings in overhead expenditures related to its facilities in both the six and three month periods ended June 30, 1996.

     The Registrant expects to reduce its expenses further by converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

Motor Club of America Membership Program

     Motor Club membership fees written through Enterprises increased $54,000 or 9% in 1996 as compared to 1995. The increase in memberships written is due to various programs which were implemented during 1995, including incentives provided to producers to write motor club memberships with the new PPA business Motor
Club is writing.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at June 30, 1996 is $6.68 per share, as compared to $6.41 per share at March 31, 1996 and $6.89 per share at December 31, 1995. The increase in book value from March 31, 1996 is due to the three month earnings described previously, offset by a decrease of $402,000 or $.20 per share in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115. The six month decrease in book value from December 31, 1995 is due to a decrease of $1,312,000 or $.64 per share in the market value of fixed maturity investments, offset by the six month earnings described previously.

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

     Net cash provided by and used in operating activities were $2,096,000 and $892,000 in the six months ended June 30, 1996 and 1995, respectively. Cash flow provided by the six months ended June 30, 1996 reflect the growth in the Insurance Companies' premium. In 1995, cash flow used by operating activities was increased by the payment of the Note due the MCAIC Receiver.

     No other unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

     The Registrant has maintained an investing philosophy during 1996 consistent with past practices and described in detail in its 1995 Annual Report on Form 10-K. Investment mix and portfolio duration as of June 30, 1996 have remained stable as compared to December 31, 1995. Management anticipates maintaining this approach to investing for the foreseeable future.

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


                                   MOTOR CLUB OF AMERICA

                                   s/Stephen A. Gilbert
                               By: Stephen A. Gilbert
                                   President


                                   s/Patrick J. Haveron
                               By: Patrick J. Haveron
                                   Executive Vice President -
                                   Chief Financial Officer
                                   and Chief Accounting
                                   Officer

Dated:  August 13, 1996