Form 10-Q
period 1996-09-30
MOTOR CLUB OF AMERICA
filed 1996-11-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
September 30, 1996                                   0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
(Address of principal executive offices)                  Zip Code



Registrant's telephone number, including area code (201) 291-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x .  No    .


2,047,504 shares of Common Stock were outstanding as of November 12, 1996.

                             1 of 16

                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES



            CONDENSED CONSOLIDATED BALANCE SHEETS

                         (Unaudited)
                                      September 30,    December 31,
                                          1996             1995
     ASSETS
Investments                           $46,680,513       $45,597,277
Cash and cash equivalents               3,494,555         2,630,909
Premiums receivable                     6,487,301         7,135,231
Reinsurance recoverable on
 paid and unpaid losses and
 loss expenses                         23,801,951        17,638,854
Notes and accounts receivable
 - net                                    172,580           209,953
Deferred policy acquisition costs       4,913,532         5,069,222
Fixed assets - at cost, less
 accumulated depreciation               1,436,821         1,219,125
Federal income tax recoverable             29,871            13,680
Prepaid reinsurance premiums              684,743         1,193,098
Other assets                            1,027,400         1,251,419
    Total Assets                      $88,729,267       $81,958,768

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $47,497,241       $39,823,552
Unearned premiums and membership
 fees                                  16,327,598        17,363,031
Other liabilities                      10,388,853        10,691,109
    Total Liabilities                  74,213,692        67,877,692

Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued - 1996 - 2,046,379, 1995 -
 2,043,754 shares                       1,023,189         1,021,876
Paid in additional capital              1,728,117         1,722,539
Unfunded accumulated benefit
 obligation in excess of Plan assets   (5,177,900)       (5,177,900)
Net unrealized gains
 on debt securities                        47,192         1,392,415
Retained earnings                      16,894,977        15,122,146
     Total Shareholders' Equity        14,515,575        14,081,076
     Total Liabilities and
       Shareholders' Equity           $88,729,267       $81,958,768

           (Financial statements should be read in
            conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)
                                        For the Nine Months Ended              For the Three Months Ended
                                    September 30,1996  September 30,1995  September 30,1996   September 30,1995

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $5,357,968, $3,627,221,
 $2,040,890 and $1,410,837)            $33,409,805        $25,999,251       $11,712,976          $9,054,124
Net investment income                    2,265,322          2,099,106           778,855             730,410
Realized gains on sales
 of investments                              5,410             56,823             -                  52,691
Motor Club membership fees                 980,540            949,646           322,436             318,859
Other revenues                              94,156             96,282            24,427              29,528
     Total revenues                     36,755,233         29,201,108        12,838,694          10,185,612

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $7,019,809, $583,020,
 $552,765 and ($709,537))               21,455,430         15,059,275         7,604,549           5,467,934
Amortization of deferred policy
 acquisition costs                       9,354,776          8,046,135         3,144,532           2,608,586
Other operating expenses                 3,577,014          4,136,322         1,131,101           1,418,041
Lease termination charge                   359,077             -                 -                   -
Motor Club benefits                        213,835            199,328            67,284              30,880
     Total losses and expenses          34,960,132         27,441,060        11,947,466           9,525,441
Income before Federal
 income tax                              1,795,101          1,760,048           891,228             660,171
Benefit (provision) for Federal
 income taxes                              (22,271)           (36,000)              771             (14,000)
Net income                             $ 1,772,830        $ 1,724,048        $  891,999          $  646,171

Per common share:
Net income                                    $.87              $ .84              $.44                $.31

             (Financial statements should be read in
              conjunction with the accompanying notes)

                     MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                                                             For the Nine Months Ended
                                               September 30, 1996               September 30, 1995

Operating activities:
Net income                                    $ 1,772,830                      $ 1,724,048
Adjustments to reconcile net income
  to net cash used in operating
  activities:
  Depreciation expense                            235,680                          219,941
  Gain on sale of investments                      (5,410)                         (56,823)
  Amortization on bond premium (net of
   accrual of discount)                            77,834                           43,670
Write-off of leasehold improvement (net)
  due to lease termination                        227,077                            -
Loss on disposal of fixed assets                   13,400                            -
Changes in:
  Deferred policy
    acquisition costs                             155,690                          213,261
  Premiums receivable                             647,930                          642,758
  Notes and accounts
    receivable                                     37,373                           84,684
  Other assets                                    224,022                          509,283
  Losses and loss expenses                      7,673,689                       (2,883,475)
  Unearned premiums and
    membership fees                            (1,035,433)                        (940,582)
  Federal income tax
    recoverable                                   (16,191)                           8,445
  Amount due to MCA Insurance Company
    in Liquidation                                   -                          (2,750,000)
  Other liabilities                              (302,256)                         202,647
  Reinsurance recoverable on
    paid and unpaid losses                     (6,163,097)                       3,119,345
  Prepaid reinsurance premiums                    508,355                          206,087
Net cash provided by
  operating activities                                       $4,051,493                          $  343,289
Investing activities:
  Investments purchased                        (7,138,285)                      (8,609,817)
  Fixed assets purchased                         (693,853)                        (242,980)
  Proceeds from sales of investments            4,637,400                        9,303,000
Net cash (used in) provided by
  investing activities                                       (3,194,738)                            450,203

Financing activities:
Common stock issued                                 6,891                            1,969
Repayment to Midlantic Bank, N.A.                   -                           (2,750,000)
Net cash provided by (used)
  in financing activities                                         6,891                          (2,748,031)
Net increase (decrease)in cash
 and cash equivalents                                           863,646                          (1,954,539)
Cash and cash equivalents at
 beginning of period                                          2,630,909                           4,826,610
Cash and cash equivalents at
 end of period                                               $3,494,555                          $2,872,071

Supplemental Disclosures of Cash Flow Information
Note - Interest paid was $0 in 1996 and $33,432 in 1995.
       Federal income tax paid was $38,462 in 1996 and $27,555 in 1995.
Non Cash Investing Activities:
Invested assets and shareholders' equity decreased by $1,345,223 and increased by $2,019,508 in 1996 and 1995, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

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

2.  Shareholders' Equity

     Shareholders' equity at September 30, 1996 and December 31, 1995 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Per share data for 1996 are computed based upon 2,044,968 and 2,046,379 weighted average number of shares of common stock outstanding for the nine and three month periods, respectively.

     Per share data for 1995 are computed based upon 2,043,009 and 2,043,020 weighted average number of shares outstanding for the nine and three month periods.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the nine and three month periods ended September 30, 1996 and 1995, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at September 30, 1996 is approximately $8.7 million.

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

6.  Reinsurance

     Please refer to Note G in the Registrant's 1995 Annual Report on Form 10-K for further information on the dispute between Motor Club and American Reinsurance Corporation ("ARC"). On November 6, 1996, Motor Club entered into a settlement with ARC regarding this dispute ("Settlement"). Motor Club has agreed to pay ARC $1,950,000. Motor Club will pay ARC the Settlement amount in three installments prior to December 31, 1996. In return, ARC has agreed to: (1) pay Motor Club all past amounts due under the reinsurance agreement applicable to accident years 1973 to 1975, totaling $712,000 as of September 30, 1996; and (2) to pay Motor Club future amounts which may be recoverable from ARC under the terms of the same reinsurance agreement.

     The Registrant had established liabilities totaling $1,753,000 through June 30, 1996, for potential setoffs by ARC against reinsurance recoverables due to Motor Club. As a result of the Settlement, the Registrant has increased the accrued expense at September 30, 1996 to the agreed upon $1,950,000. The Settlement resulted in a net expense for the three and nine month periods ended September 30, 1996 reported on herein of $197,000.

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

Earnings

Nine Months

     Net income for the nine months ended September 30, 1996 was reduced by: (1) a $359,000 or $.18 per share non-recurring charge incurred in conjunction with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated; (2) certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation; (3) a $197,000 or $.10 per share charge incurred associated with the settlement of a previously reported dispute with a reinsurer of Motor Club; and (4) a $372,000 or $.18 per share increase in reinsurance costs as compared to 1995, relating to an increase in the 1996 rate assessed by the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF"), which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000.

     Excluding these items, net income for the nine months ended September 30, 1996 increased $1,305,000 or $.64 per share as compared to the same period in 1995, primarily due to a 29% growth in premium revenue coupled with a lower combined ratio. The combined ratio (as adjusted for the non-recurring charges described above) for the nine months ended September 30, 1996 was 102.4% as compared to 106.1% for the same period in 1995.

Three Months

     Net income for the three months ended September 30, 1996 was reduced by: (1) a $197,000 or $.10 per share charge incurred associated with the settlement of a previously reported dispute with a reinsurer of Motor Club; and (2) $144,000 or $.07 per share for increased reinsurance costs relating to the increase in the 1996 rate assessed by the UCJF.

     Excluding these items, net income for the three months ended September 30, 1996 increased $587,000 or $.29 per share as compared to the same period in 1995, primarily due to a 29% growth in premium revenue coupled with a lower combined ratio. The combined ratio (as adjusted for the non-recurring charges described above) for the three months ended September 30, 1996 was 99.9% as compared to 106.5% for the same period in 1995.

Revenues

Insurance Premiums

     Insurance premiums increased $7,411,000 or 29% in the nine months ended September 30, 1996 and $2,659,000 or 29% in the three months ended September 30, 1996, as compared to the same periods in 1995, the result of increases in new business written in the latter half of 1995 and to date in 1996, primarily new PPA.

     New PPA direct premium written in the first nine months of 1996 totaled $11,403,000, as compared to $2,978,000 in the same period in 1995. New PPA net premiums earned were $8,576,000 and $1,147,000, respectively.

     In the nine months ended September 30, 1996, as compared to the same period in 1995, direct premium written increased
$8,665,000 or 30%;  Motor Club's increase was $7,191,000 or 31%, while Preserver's increase was $1,474,000 or 28% ($1,128,000 or 77% of which emanated from its commercial lines products).

     In the third quarter of 1996 as compared to the same period in 1995, direct premium written increased $2,678,000 or 26%; Motor Club's increase was $2,098,000 or 25%, while Preserver's increase was $580,000 or 33% ($458,000 or 79% of which emanated from its commercial lines products).

Net Investment Income

     Net investment income increased $166,000 or 8% in 1996 as
compared to 1995.   Average invested assets for the nine month
period ended September 30, 1996 were $44,711,000 as compared to $44,358,000 for the same period in 1995. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.38% for the nine months ended September 30, 1996 as compared to 6.31% for the same period in 1995.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $6,396,000 or 42% in the nine months ended September 30, 1996 and $2,137,000 or 39% in the three months ended September 30, 1996, as compared to the same periods in 1995.

     The Insurance Companies' combined loss and loss expense ratios were 64.2% and 64.9% for the nine and three months ended September 30, 1996, as compared to 57.9% and 60.4% for the same periods in 1995, respectively. The increase in losses and loss expenses incurred and loss and loss expense ratio is primarily due to: (1) the increased amounts of new PPA business which Motor Club is writing; (2) 1996 winter storm related losses of approximately $635,000; and (3) commercial lines loss experience, primarily commercial automobile.

     Despite the higher loss ratios on a comparative basis, no significant adverse trends were experienced or identified during the nine months or third quarter of 1996.

Amortization of Deferred Policy Acquisition Costs

     Acquisition costs incurred increased $1,366,000 or 17% in the nine months ended September 30, 1996 and $443,000 or 17% in the three months ended September 30, 1996 as compared to the same periods in 1995. The increase in acquisition related costs generally corresponds to the premium growth previously described.

Other Operating Expenses

     During the first nine months of 1996 the Registrant incurred various non-recurring charges which affected other operating expenses. These charges included: a) the write-off of $227,000 for certain leasehold improvements on its former location in Newark, New Jersey; b) a payment of $132,000 to terminate the lease at its former location; c) approximately $220,000 in expenses related to its tenancy at its former location, while at the same time having commenced the lease for its new headquarters in Paramus, New Jersey; d) $108,000 in relocation charges in 1996; and e) $197,000 for the settlement of a previously reported dispute with a reinsurer of Motor Club.

     Excluding these non-recurring charges, other operating expenses decreased $1,084,000 or 26% in the nine months ended September 30, 1996 and $484,000 or 34% in the three months ended September 30, 1996 as compared to the same periods in 1995. This decrease in expenses allowed for a decrease in the expense ratio (as adjusted for the non-recurring charges described above) to 36.1% and 33.9% for the nine and three months ended September 30, 1996 as compared to 45.2% and 43.0% in the same periods in 1995.

     The Registrant remains committed to reducing its expense ratio by increasing revenues while limiting increases in its overhead expenditures. Toward this end, the Registrant has continued to reduce the number of its employees through September 30, 1996 resulting in savings in both salaries and employee benefits. The Registrant has 107 employees as of September 30, 1996 as compared to 115 as of December 31, 1995. The aforementioned headquarters relocation has also enabled the Registrant to realize expense savings in overhead expenditures related to its facilities in both the nine and three month periods ended September 30, 1996.

     The Registrant expects to reduce its expenses further by converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

Motor Club of America Membership Program

     Motor Club membership fees written through Enterprises increased $79,000 or 9% in 1996 as compared to 1995. The increase in memberships written is due to various programs which were implemented during 1995, including incentives provided to producers to write motor club memberships with the new PPA business Motor
Club is writing.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at September 30, 1996 is $7.10 per share, as compared to $6.68 per share at June 30, 1996 and $6.89 per share at December 31, 1995. The increase in book value from June 30, 1996 is due to the three month earnings described previously, offset by a decrease of $33,000 or $.02 per share in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115. The nine month increase in book value from December 31, 1995 is due to the nine month earnings described previously, offset by a decrease of $1,345,000 or $.66 per share in the market value of fixed maturity investments.

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

Operating and Investing Activities

     The Insurance Companies' operations and cash flow are relatively stable in light of the new business they are writing.
     As a result of the aforementioned settlement of the previously reported dispute with a reinsurer of Motor Club, the Registrant will be making installment payments totaling $1,309,000 during the fourth quarter of 1996. These payments will be net of $641,000 which is owed to Motor Club by the reinsurer.

     Net cash provided by operating activities was $4,051,000 and $343,000 in the nine months ended September 30, 1996 and 1995, respectively. Cash flow provided by operating activities in the nine months ended September 30, 1996 reflects the growth in the Insurance Companies' premium. In 1995, cash flow provided by operating activities was decreased by the payment of the Note due the MCAIC Receiver.

     No other unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

     The Registrant has maintained an investing philosophy during 1996 consistent with past practices and described in detail in its 1995 Annual Report on Form 10-K. Investment mix and portfolio duration as of September 30, 1996 have remained stable as compared to December 31, 1995. Management anticipates maintaining this approach to investing for the foreseeable future.

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

Dated:  November 13, 1996