Form 10-K405
period 1996-12-31
MOTOR CLUB OF AMERICA
filed 1997-03-28
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                Commission File Number
 December 31, 1996                               0-671

                        MOTOR CLUB OF AMERICA
       (Exact name of registrant as specified in its charter)

        New Jersey                              22-0747730
 (State of incorporation)                   (I.R.S. Employer
                                             Identification No.)

 95 Route 17 South, Paramus, New Jersey                   07653
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting Common Stock (par value
$.50 per share) held by non-affiliates on March 25, 1997 was $11,137,760 based on the closing selling price.

2,047,504 shares of Common Stock were outstanding as of March 25, 1997.

Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement issued in conjunction with the June 11, 1997 Annual Meeting of Shareholders (Part III).




                             PART I

Item 1. Description of Business

           (a) The Registrant and a group of affiliated corporations, of which the Registrant is parent, are known as the "Motor Club of America Companies" (the "Motor Club of America Group") and provide property and casualty insurance services. The Registrant, incorporated in New Jersey in 1933 as "Automobile Association of New Jersey", is the successor to a New Jersey corporation organized in 1926. The present name was adopted in 1958.

          The Registrant has two wholly-owned subsidiaries which write property and casualty insurance, Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver"). Motor Club writes private passenger automobile ("PPA") business; Preserver writes small commercial, homeowners and ancillary coverages. Motor Club and Preserver are collectively referred to as the "Insurance Companies". The Insurance Companies are domiciled in the State of New Jersey.

          On December 2, 1996, the Registrant sold its wholly-owned subsidiary, Motor Club of America Enterprises, Inc. ("Enterprises") to JVL Holding Properties, Inc. ("JVL"), a non-affiliated Oklahoma corporation. Enterprises had operated a motor club under agency programs in 22 states. See "Motor Club Operations" for further information.

          (b) The Registrant does not have any reportable industry segments for the three fiscal years reported in this Form 10-K.

          (c)  See Items 1 (a) and 7.
     The Registrant and its subsidiaries distribute insurance policies through independent producers.

Fire and Casualty Insurance Operations

          The Insurance Companies generate premium revenue in New
Jersey through approximately 160 independent producers.

          The Registrant seeks to increase its identification as a provider of small commercial lines insurance. The Registrant also seeks to expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to pursue these objectives during 1997 and beyond.

          Concurrently, the Registrant anticipates continuing its emphasis of the small commercial and ancillary coverages written by Preserver in the State of New Jersey. New PPA writings by Motor
Club are expected to continue as well.

New Jersey Private Passenger Automobile

          PPA direct premiums written by Motor Club increased 28% in 1996 as compared to 1995 and increased 16% in 1995 as compared to 1994. The increases in 1996 and 1995 were attributable to Motor Club writing new PPA insurance business, beginning in the first quarter of 1995, for the first time since 1990. During 1996 and 1995, Motor Club wrote $16,276,000 and $6,011,000 in new business, respectively.

          Motor Club had received relief under certain of the
exemptive provisions of the New Jersey Fair Automobile Insurance
Reform Act of 1990 ("FAIRA").   See Item 7 - New Jersey Private
Passenger Automobile Insurance.

Small Commercial and Homeowners Insurance

          Preserver writes small commercial and ancillary coverages along with homeowners and related coverages. Direct premiums written by Preserver increased 10% in 1996 as compared to 1995 and 24% in 1995 as compared to 1994.

          The Registrant believes Preserver offers a competitive variety of small commercial lines products and coverages which will enable this class of business to grow steadily in the future. See
Item 7 - Results of Operations.

Motor Club Operations

          As referred to previously, on December 2, 1996, the Registrant sold Enterprises to JVL for $1,125,000, resulting in a gain of $702,000.

          Pursuant to an additional agreement entered into concurrent with the sale of Enterprises, the Registrant will provide certain services to Enterprises' members whose memberships are written with PPA policies written by Motor Club. In exchange, the Registrant will receive a servicing fee from JVL. The Registrant will also receive certain fees for other memberships written by Enterprises, as defined by this additional agreement. The Registrant expects these fees to total approximately $125,000 in 1997.

Employees

          At December 31, 1996, the Motor Club of America Group had approximately 107 employees.

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

          Effective March 31, 1996, the Registrant entered into a
Mutual Release Agreement (the "Release") with Fairmount Central
Urban Renewal Corporation ("Fairmount"), Property-Casualty Company of MCA ("PCCMCA") and MCA Insurance Company ("MCAIC").

          Pursuant to the terms of the Release, the lease of the office building in Newark, New Jersey in which the Registrant and its subsidiaries formerly operated was terminated in exchange for $132,000. The lease was to run to December 31, 2011 at an annual rent of $324,000, plus expenses. The Release also enabled the Registrant to terminate the Joint Service Agreement ("JSA"). See Note Q to the Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries ("Notes") for further information.

Item 3.  Legal Proceedings

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Report.

Item Pursuant to Instruction 3 to Paragraph (b) of Item 401 of
Regulation S-K. Executive Officers of the Registrant.

          At December 31, 1996, the executive officers of the Registrant and their offices with the Registrant and principal occupations were as follows:

                                                           Years in
                                                         Which Officer
                                                           Has Served
                                 Office and Principal         as
     Name               Age           Occupation            Such(3)

Archer McWhorter (1)     75     Chairman of the Board of
                                Directors of the Registrant
                                and Director of Companies
                                in the Motor Club of America
                                Group                         1986-1996

Stephen A. Gilbert (2)   58     President, Chief Executive
                                Officer, General Counsel and
                                Director of the Registrant and
                                President of the Companies in
                                the Motor Club of America
                                Group                         1975-1996

Patrick J. Haveron (2)   35     Executive Vice President, Chief
                                Financial Officer and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Treasurer of
                                Motor Club of America Insurance
                                Company and Preserver Insurance
                                Company                       1988-1996

Peter K. Barbano         46     Secretary; Associate General
                                Counsel                       1993-1996

Myron Rogow              53     Vice President                1987-1996

George B. Meyers         69     Vice President                1971-1996

G. Bruce Patterson       52     Vice President                1989-1996

Charles J. Pelosi        51     Vice President                1983-1996

Theodore Green           50     Vice President                1987-1996

Norma Rodriguez          47     Treasurer                     1984-1996


(l) Member of Executive Committee: For the past five years, Mr. McWhorter has been President (to January 1996) of Acceptance, Inc., a finance company; from 1995 to March 1997, Director of National Car Rental Systems, Inc. and affiliated corporations, a car rental enterprise ("NCR"); from 1995 to February 1997, one-third owner of Santa Ana Holdings, Inc., which exchanged its 90% stock interest in NCR for stock in Republic Industries, Inc.; from February 1997, consultant of NCR; consultant (to 1994) of Thrifty Rent-A-Car System, Inc., a car rental company; Director (to November 1992) of Baggage, Inc., an airline service and security company.

(2)  Member of Finance Committee.

(3) Includes years during any portion of which the officer served as such. All terms of office are until the date of the 1997 Annual Meetings of Stockholders and Directors.

          Except for Archer McWhorter, each of the officers devoted substantially all of their business time to the affairs of the Registrant or one or more other companies in the Motor Club of America Group.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

          The Registrant's Common Stock trades on the NASDAQ Stock Market under the symbol MOTR. The following are the high and the low selling prices for each quarter of 1995 and 1996, as reported by the NASDAQ:

          1995
          Quarter                               High     Low
          I    ..............................   4 1/2    2 5/8
          II   ..............................   5 1/8    4
          III  ..............................   7 1/2    4 3/8
          IV   ..............................   7 1/8    6 5/8

          1996
          Quarter                               High     Low
          I    ..............................   7        6 3/8
          II   ..............................   8 1/4    6 1/2
          III  ..............................   9 3/8    7 1/8
          IV   ..............................   9 5/8    7 3/4


          There were approximately 630 holders of record of the Common Stock of the Registrant as of December 31, 1996.

          The Registrant paid no dividends in 1995 and 1996.

Item 6.  Selected Financial Data

         See Chart on Page 9.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview of Business Operations

          The Registrant provides property and casualty insurance related services through the Insurance Companies. The Registrant also operated until December 1, 1996 a motor club through Enterprises. The Insurance Companies form the largest segment of operations, which accounted for 96% of 1996 revenues.

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

Item 6. Selected Financial Data

                                          Years ended December 31,
                                 1996      1995       1994     1993     1992
                                (in thousands, except as to per share data)
Operating Results:
Revenues from operations         $46,525    $36,703  $29,471  $31,695  $36,402
Realized gains (losses) on sale
 of investments                        5         57      (43)     288      136
Realized gain on sale of
 subsidiary                          702        -        -        -        -
Net investment income              3,087      2,764    2,730    2,784    2,853
Total revenues                   $50,319    $39,524  $32,158  $34,767  $39,391
Income (loss) before
  federal income taxes           $ 3,297    $ 2,455  $ 5,039  $ 3,827 ($21,882)
Net income (loss)                $ 5,330    $ 2,417  $ 5,035  $ 3,260 ($21,352)

Financial Condition:

Total assets                     $95,533    $81,959  $79,172  $86,669  $90,544
Shareholders' equity             $18,786    $14,081  $10,546  $ 7,168  $ 7,154

Per Common Share:

Net income (loss)                $  2.61    $  1.18  $  2.46  $  1.60 ($ 10.45)
Cash dividends                       -          -        -        -    $ 0.225
Book Value                       $  9.17    $  6.89  $  5.16  $  3.51  $  3.50

Weighted average number of
  shares outstanding           2,045,590  2,043,197 2,043,004 2,043,004 2,043,004

Significant Insurance Indicators:

Net premiums written             $47,337    $38,073    $31,797 $28,058  $26,714
Loss and loss expense ratio         64.5%      58.7%      54.8%  54.1%    77.3%
Expense ratio                       37.9%      43.9%      39.3%  45.7%    45.2%
Combined ratio                     102.4%     102.6%      94.1%  99.8%   122.5%


          The Registrant seeks to increase its identification as a provider of small commercial lines insurance. The Registrant also seeks to expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to pursue these objectives during 1997 and beyond.

          The Registrant also anticipates continued reductions in its operating expenses, namely through the implementation of operating efficiencies which should reduce other overhead expenditures.

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

          The JSA entered into as part of the Settlement was retroactive to May 1, 1994 and provided for the rendering of certain services by the parties to the JSA and amounts due for these services, as well as the sharing of certain common expenses. Common expenses emanated from the parties' co-tenancy in the office building in which the parties' principal offices resided. The JSA was terminated effective March 31, 1996.

          In relation to the insolvency of MCAIC, there are no additional liabilities, contingent or otherwise, which require accrual or disclosure in the accompanying financial statements.

New Jersey Private Passenger Automobile Insurance

          Motor Club received relief from the New Jersey Department of Banking and Insurance ("NJ DOBI") from certain provisions of the FAIRA. Such relief included the following: (1) exemption from its obligation to pay surtaxes and assessments on business written until December 31, 1992. These exemptions allowed Motor Club to reverse previously accrued surtaxes and assessments of $2,003,000 as a reduction of expense in 1994; (2) exemption (until January
1995) from the take-all-comers provisions of FAIRA, which requires the writing of new PPA insurance; (3) payment in 1994 of only $2,275,000 of the Market Transition Facility ("MTF") deficit (legislation retired the entire MTF deficit, enabling Motor Club to eliminate its remaining $1,653,445 MTF liability in 1994 as a reduction of expense); and (4) non-participation in the Personal Automobile Insurance ("Assigned Risk") Plan, through December 1996.

          The NJ DOBI may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of FAIRA described previously, if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended December 31, 1996 is 3.31 to 1. Motor Club has not received any notifications from the NJ DOBI nor made any requests of the NJ DOBI in this regard.

          The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business. The State of New Jersey also maintains an excess profits law which provides that PPA insurers whose profits exceed a statutorily computed maximum over a period of years will be required to pay such excess to its policyholders. It would appear that Motor Club does not have such excess profits.

Results of Operations

          Net income increased $2,913,000 or $1.43 per share in 1996 as compared to 1995, after decreasing $2,618,000 or $1.28 per share in 1995 as compared to 1994.

          The table below reconciles operating net income to reported net income for 1996, 1995 and 1994 with adjustments for certain unusual and non-recurring items:

                                    1996                  1995                    1994
                              Amount    Per Share    Amount   Per Share     Amount    Per Share


Operating net income         $3,436,343     $1.69  $2,416,779     $1.18    $  753,670     $0.37
Lease termination charge (1)   (359,077)    (0.18)       -          -           -           -
Non-recurring tenancy and
  relocation charges (2)       (327,916)    (0.16)       -          -           -           -
Reinsurance settlement (3)     (197,196)    (0.10)       -          -           -           -
Sale of Enterprises (4)         702,419      0.34        -          -           -           -
Deferred tax asset
  recognition (5)             2,075,535      1.02        -          -           -           -
Reversal of MTF liability (6)     -           -          -          -       1,653,445      0.81
Reversal of FAIRA surtaxes
  and assessments (6)             -           -          -          -       2,002,682      0.98
Discounted Note due MCAIC
  Receiver (7)                    -           -          -          -         624,850      0.30
Net income                   $5,330,108     $2.61  $2,416,779     $1.18    $5,034,647     $2.46


(1) These non-recurring charges were incurred in connection with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated.

(2) These non-recurring charges were incurred in connection with the Registrant's tenancy at its former office building and its subsequent relocation.

(3) These non-recurring charges were incurred in connection with the settlement of a previously reported dispute with a reinsurer of Motor Club.

(4)  This is a non-recurring gain.

(5) The Registrant believes that it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset, which consists primarily of net operating loss carryforwards. The Registrant has accordingly eliminated the valuation allowance on its net deferred tax asset in 1996, resulting in a benefit to net income. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income.

(6) See the New Jersey Private Passenger Automobile Insurance section for further information.

(7) See the Insolvency of MCA Insurance Company section for further information.

            The increases in operating net income in 1996 and 1995 are attributable to higher revenues overall, improved expense and combined ratios and reduced expenses from operations, primarily salaries and related benefits, and in 1996, the Registrant's relocation.

          Operating net income was decreased by $529,000 or $.26 per share in 1996 as compared to 1995 and increased by $1,039,000 or $.51 per share in 1995 as compared to 1994, due to changes in the rate assessed for the New Jersey Unsatisfied Claim and Judgment Fund ("UCJF"), which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000. The premium rates assessed were approximately 4.5%, 1.4% and 6.4% in 1996, 1995 and 1994, respectively.

Revenues

Insurance Premiums

          Insurance premiums increased $9,893,000 or 28% in 1996 as compared to 1995, primarily as a result of increases in new business written in 1996, particularly PPA.

          The following table depicts increases in net earned
premiums for 1996 as compared to 1995:
                                 Increase in
                                Net
      Program                 Premium     Percent

  Private Passenger
    Automobile               $8,532,000     32%
  Commercial Lines            1,185,000     27%
  Personal Property             176,000      4%
       Total                 $9,893,000     28%

          Insurance premiums increased $7,409,000 or 27% in 1995 as compared to 1994, primarily as a result of:(1) the termination in February 1994 of Preserver's 80% quota share reinsurance treaty;
(2) the reduction in the UCJF assessment rate; and (3) increases in new business written in 1995, particularly PPA.

          In 1995, Motor Club began to write new PPA business for the first time since March 1990.

          The following table depicts the composition of direct premiums written for the five years through 1996:

                            Direct Written Premiums
             (Amounts in Thousands - Exclusive of Service Charges)


                          1996                  1995                 1994                1993                1992
                     Direct   Percent      Direct   Percent     Direct    Percent   Direct    Percent   Direct    Percent
     Program        Premium   of Total    Premium   ofTotal    Premium   of Total  Premium   of Total  Premium   of Total
Private Passenger
     Automobile      $41,055      76.0%    $32,100   73.1%     $27,636    74.4%    $30,473    87.2%    $26,360    81.4%
Commercial Lines       6,744      12.5%      5,828   13.3%       4,431    12.0%      2,219     6.3%      2,331     7.2%
Personal Property      6,216      11.5%      5,972   13.6%       5,056    13.6%      2,285     6.5%      3,703    11.4%
           Total     $54,015     100.0%    $43,900  100.0%     $37,123   100.0%    $34,977   100.0%    $32,394   100.0%


Net Investment Income

          Net investment income increased $323,000 or 12% in 1996 as compared to 1995. Average invested assets were $46,296,000 in 1996 as compared to $41,806,000 in 1995. The growth in average invested assets and cash from operations is the result of the growth in revenues previously described. The investment portfolio, including short-term investments, yielded 6.25% in 1996 as compared to 6.23% in 1995. The Registrant's investment philosophy is to hold fixed maturity investments until maturity.

          Net investment income increased $34,000 or 1% in 1995 as compared to 1994. Average invested assets were $41,806,000 in 1995 as compared to $42,272,000 in 1994. The investment portfolio, including short-term investments, yielded 6.23% in 1995 as compared to 6.21% in 1994. Although interest rate levels declined significantly during 1995, the increase in the Registrant's investment yield reflects investments made at higher interest rate levels in 1994.

Realized Gains on Sales of Investments

          The Registrant does not actively trade its investment portfolio. Securities have been occasionally sold to reflect operating requirements or business circumstances, which have resulted in realized gains and losses.

Other Revenues

          Other revenues decreased $11,000 or 9% in 1996 as compared to 1995, and $72,000 or 37% in 1995 as compared to 1994.
The decreases were due to reduced mortgage loan revenue and other miscellaneous income reductions.

Losses and Expenses

Losses and Loss Expenses Incurred

          Losses and loss expenses incurred increased $8,411,000 or 41% in 1996 as compared to 1995 and increased $5,451,000 or 36% in 1995 as compared to 1994.

          The combined loss and loss expense ratios were 64.5% in 1996, 58.7% in 1995 and 54.8% in 1994.

          Motor Club's loss and loss expense ratio was 61.4% for 1996 as compared to 57.3% for 1995, while the Preserver loss and loss expense ratio was 75.5% for 1996 as compared to 63.1% for 1995. Despite the higher loss and loss expense ratio on a comparative basis, no significant adverse trends were experienced or identified during 1996.

          The increase in PPA loss and loss expense ratio in 1996 as compared to 1995 is largely due to the new business written by Motor Club since January 1995. The Registrant has reserved the ultimate development of this new business at a loss and loss expense ratio of 78%; however it will be approximately twelve to eighteen months before the underlying loss development experience on this new business fully emerges.

          Excluding the loss and loss expense ratio on the new PPA business, the PPA loss and loss expense ratio was 52.2% in 1996, which compares with the loss and loss expense ratios of 55.1% in 1995 and 52.9% in 1994 on the same business. The Registrant believes that it has reserved for the new business conservatively, particularly as compared to its other PPA business.

          As the Registrant continues to write additional new PPA business, PPA loss and loss expense ratios should generally continue to trend higher, although within levels that should remain profitable. Concurrently, as was the case in 1996, the Registrant also will continue to experience continued reductions in its expense ratio, which should result in lower overall combined ratios for the Registrant.

          The increase in Preserver's loss and loss expense ratio in 1996 as compared to 1995 is primarily attributable to: (1) winter storm losses of $635,000; and (2) poor liability experience caused by a limited number of large losses greater than $35,000. Frequency of losses has generally been at acceptable levels. This increase has been partially offset by the improved experience (excluding winter storm losses) in the homeowners line of business.

          This improvement is largely attributable to the Registrant implementing certain measures in 1995 in this homeowner book aimed at improving its profitability prospectively. These measures included: (1) redefining what risks constitute "standard" risks and "preferred" risks. The Registrant now defines a standard risk as any home constructed before 1960 and a preferred risk is any home constructed after 1960. Previously, this definition was based on the value of a home; and (2) in November 1995, a 7.3% rate increase on standard risks (as now defined).

Amortization of Deferred Policy Acquisition Costs

          Acquisition costs incurred increased $2,856,000 or 25% in 1996 as compared to 1995 and increased $788,000 or 7% in 1995 as compared to 1994. The increase in acquisition related costs generally corresponds to the premium growth previously described.

Other Operating Expenses

          Other operating expenses in 1996 included the following:
(1) certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation; and (2) a $197,000 or $.10 per share charge incurred associated with the settlement of a previously reported dispute with a reinsurer of Motor Club.

          Excluding these non-recurring items, other operating expenses decreased $2,035,000 or 37% in 1996 as compared to 1995.

          In February 1996, the Registrant relocated its headquarters to a smaller facility commensurate with the scope of its operations. This relocation will reduce the Registrant's expenses over $500,000 annually.

          The decrease in other operating expenses in 1996 as compared to 1995 resulted from lower operating expenses in general, including lower salaries and the savings realized from the aforementioned relocation.

          The decrease in expenses has allowed for a decrease in the expense ratio (as adjusted for the non-recurring charges described above) to 36.8% for 1996 as compared to 43.9% for 1995. This decrease is the realization of the Registrant's previously stated strategy to increase its revenue while decreasing its overhead expenditures.

          The Registrant expects to reduce its expenses and expense ratio further by converting its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and by re-doubling the efforts made previously to reduce all unnecessary overhead expenditures.

          During 1995 these expenditures decreased $990,000 or 15% as compared to 1994. The cause of the decrease in 1995 as compared to 1994 was reduced salaries, benefits and professional services.

          Prior to 1995, the Registrant's expense ratio had increased because the reduction of overhead expenditures had not kept pace with the reduction in the Registrant's insurance premiums. With the commencement of new PPA writings in 1995, the Registrant began to realize economies of scale which enhanced the reduction of expenses and consequently expense ratio.

          See the New Jersey Private Passenger Automobile section for an extended discussion of the New Jersey expenses mandated by FAIRA.

Lease Termination Charge

          In 1996, the Registrant recorded $359,000 in lease termination charges on its former headquarters location in Newark, New Jersey, which consists of: (1) $132,000 for the termination of the lease; and (2) $227,000 for the charge-off of leasehold improvements on this facility. See Item 2 - Properties and Note P in the Notes for further information.

State Mandated Assessments

          The Registrant is subject to certain assessments and required participations in mandated pools, associations and funds in the State of New Jersey. The most substantial assessments have been the FAIRA surtaxes and assessments. The surtaxes expired in 1992; the assessments are schedule to expire after 1997. FAIRA assessments totaled $962,000, $843,000 and $620,000 in 1996, 1995 and 1994, respectively.

          During 1997, Motor Club will participate in the Assigned Risk Plan. Motor Club will pay a fee of approximately $300,000 to a servicing carrier rather than processing these policies. See the section on New Jersey Private Passenger Automobile for further information on these items.

Motor Club of America Membership Program

          Motor Club membership fees written through Enterprises decreased $30,000 or 3% in 1996 as compared to 1995, and decreased $124,000 or 10% in 1995 as compared to 1994. As previously described, the Registrant operated Enterprises through November 30, 1996; the writings for 1996 are therefore only included through that date.

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

          The liabilities are adjusted accordingly with such adjustments being reflected in the current year operations. No trends that are considered abnormal have been identified as of the most recent evaluation date, December 31, 1996.

          The Registrant's insurance subsidiaries generally reinsure all risks in excess of $150,000 for casualty lines and $75,000 for property lines.

          The following table presents a reconciliation of beginning and ending liability balances for 1996, 1995 and 1994 reported under generally accepted accounting principles ("GAAP"):

       RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

                                                    1996    1995      1994


(Thousands of Dollars)
Liability for losses and loss expenses, net of
reinsurance recoverables at January 1              $23,409   $22,356  $25,334
Incurred losses and loss expenses
 Provision for current year claims                  28,244    19,625   14,367
 Increase in provision for prior years'
  claims                                               904     1,112      919
 Total incurred losses and loss expenses            29,148    20,737   15,286
Payments for losses and loss expenses
 Payments on current year claims                    13,029     8,577    5,953
 Payments on prior years' claims                    11,414    11,107   12,311
 Total payments for losses and loss expenses        24,443    19,684   18,264
Liability  for losses and loss expenses, net
  of reinsurance recoverables at December 31        28,114    23,409   22,356
Reinsurance recoverables, on unpaid losses
  and loss expenses at December 31                  19,553    16,415   19,309
Liability for losses and loss expenses,
  gross of reinsurance recoverables,
  at December 31                                   $47,667   $39,824  $41,665


          The reconciliation shows a 1996 deficiency of $904,000 in the liability recorded at December 31, 1995. The deficiency is primarily the result of the latent development of a limited number of large losses incurred in 1995 and prior. Management believes this development does not indicate any adverse trends in the Registrant's loss development.

          The difference between the reserves for unpaid losses and loss expenses reported in the Registrant's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with Statutory Accounting Practices ("SAP") are reconciled as follows:

                                                    December 31,
                                            1996         1995      1994
                                               (thousands of dollars)
Reserves for unpaid losses and
  loss expenses on a SAP basis
  (net of reinsurance recoverables
  on unpaid losses)                       $30,686      $25,519   $24,473
Reinsurance recoverables on unpaid
  losses and loss expenses                 19,553       16,415    19,309
Anticipated salvage and subrogation
  recoveries                               (2,572)      (2,110)   (2,117)
Reserves for unpaid losses and loss
  expenses, as reported in the
  Registrant's GAAP basis financial
  statements                              $47,667      $39,824   $41,665


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

          The table on Page 25 presents the development of the GAAP balance sheet liabilities for 1992 through 1996; data is presented for those years in which the Insurance Companies had operations.

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

          In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency relating to losses settled in 1996, but incurred in 1993, will be included in the cumulative deficiency for the 1996 year.

          This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31                  1992      1993     1994    1995     1996

Liability for unpaid
   losses and loss expenses, net
   of reinsurance recoverables        $28,469   $25,334  $22,356  $23,409  $28,114
Net Liability Re-estimated as of:
One year later                         27,145    26,253   23,468  24,313     -
Two years later                        28,563    26,766   23,813    -        -
Three years later                      28,454    26,819      -      -        -
Four years later                       28,702       -        -      -        -

Net Cumulative Deficiency            ($   233) ($ 1,485) ($ 1,457)($   904) $-

Cumulative Amount of Liability Paid Through:

One year later                         12,314     12,311    11,106 11,414     -
Two years later                        20,270     18,992    17,231   -        -
Three years later                      24,546     23,032      -      -        -
Four years later                       26,878       -         -      -        -

Net liability - December 31           $28,469    $25,334  $22,356 $23,409  $28,114
Reinsurance recoverables               21,698     20,484   19,309  16,415   19,553
Gross liability - December 31         $50,167    $45,818  $41,665 $39,824  $47,667


Financial Condition, Liquidity and Capital Resources

          The Registrant's book value increased to $9.17 per share at December 31, 1996 from $6.89 per share at December 31, 1995.
The principal sources of the net increase are: (1) net income of $5,330,000 or $2.61 per share described previously; plus (2) an increase in shareholders' equity of $487,000 or $.24 per share due to the reduction of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant; offset by
(3) a reduction in shareholders' equity of $1,122,000 or $.55 per share due to the decrease in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities").

          The reduction in the minimum pension liability was the result of: (1) an increase in the discount rate used to compute pension plan liabilities to 7.50% at December 31, 1996, from 7.25% at December 31, 1995; and (2) the performance of the Plan assets was in excess of the expected return on these assets. See Note K of the Notes for additional information regarding the Registrant's minimum pension liability.

          The Registrant's book value increased to $6.89 per share at December 31, 1995 from $5.16 per share at December 31, 1994. The principal sources of the net increase are: (1) net income of $2,417,000 or $1.18 per share; plus (2) an increase of $2,661,000 or $1.30 per share in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115; offset by (3) a reduction in shareholders' equity of $1,545,000 or $.75 per share for recognition of additional minimum required pension liability. The additional minimum required liability was the result of a reduction in the discount rate used to compute pension plan liabilities to 7.25% at December 31, 1995 from 8.25% at December 31, 1994.

          On July 1, 1996, the Insurance Companies obtained catastrophe reinsurance coverage in the increased amount of $29.5 million in excess of $500,000 with only a modest increase in premium.

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

Operating and Investing Activities

          Net cash provided by operating activities was $6,851,000 in 1996 and $3,807,000 in 1995. Net cash utilized by operating activities was $3,060,000 in 1994. The higher amounts in both 1996 and 1995 as compared to 1995 and 1994, respectively, are attributable to the growth in premium revenue combined with the reduction in overhead expenses described previously.

          Net cash utilized in investing activities was $6,015,000 in 1996 and $3,255,000 in 1995. Net cash provided by investing activities was $3,458,000 in 1994. The amounts used in both 1996 and 1995 reflect the investment of cash provided by operating activities; the amounts used in 1996 were offset by the $1,125,000 proceeds from the sale of Enterprises described previously. The amount provided in 1994 reflects the liquidation of investments required for the cash utilized by operating activities.

          Aside from the changes in operating expenditures noted previously, particularly the State mandated assessments related to FAIRA, no unusual or nonrecurring operating expenditures have been incurred over this period.

          The Registrant's cash and cash equivalents at year end
1996 were enhanced by the proceeds of the sale of Enterprises. As part of its strategy to expand and diversify its insurance operations, the Registrant seeks to increase the level of cash and cash equivalents available to enable the execution of this strategy.

          The payout ratio of losses has not fluctuated substantially over this period. Cash flow from operations is expected to continue to increase as the Registrant increases its revenue through additional premium writings, specifically commercial lines and PPA and continues to reduce its expenses and expense ratio. This will be offset somewhat by the development and payment of losses on the new PPA which Motor Club is writing.

          Management has maintained, in its opinion, a conservative investing philosophy. At December 31, 1996 and 1995, the
Registrant's investment portfolio was comprised of the following types of securities:

                               December 31, 1996     December 31,1995
                               Carrying              Carrying
                                Amount     Percent    Amount    Percent
Taxable Fixed Maturities      $47,927,093   95.3%   $44,630,457   97.9%
Short Term Investments          1,745,455    3.5%       200,719    0.4%
Mortgage Loans                    634,492    1.2%       766,101    1.7%
  Total Investment Portfolio  $50,307,040  100.0%   $45,597,277  100.0%

          Tax exempt securities have not been acquired. Management believes that the current tax position of the Registrant, which includes substantial net operating loss carryforwards, dictates the exclusion of tax exempt securities from the portfolio, which historically provide substantially lower yields on a before tax basis than taxable securities.

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

          At December 31, 1996 and 1995, the taxable fixed maturity portfolio consisted of the following types of securities:

                                       December 31, 1996   December 31, 1995
                                        Carrying            Carrying
                                         Amount   Percent   Amount   Percent
     United States Treasuries         $27,758,603  57.9%  $25,924,344  58.1%
     United States Government
       Agencies                         6,637,485  13.9%    5,864,485  13.1%
     GNMA Mortgage-Backed Securities    8,363,964  17.4%    7,798,432  17.5%
     Corporate Bonds                    5,167,041  10.8%    5,043,196  11.3%
       Total                          $47,927,093 100.0%  $44,630,457 100.0%

          The fixed maturity portfolio duration at December 31, 1996 and 1995 is 3.35 and 3.32 years, respectively.

          United States Treasuries are weighted towards maturities of five years or less, to reduce interest rate risk and match the Insurance Companies claims payout ratio; corporate obligations are generally weighted towards five to ten year maturities, to take advantage of the yield curve; the average life of the GNMA portfolio has been maintained at approximately 10 years to reduce interest rate risk.

          Please refer to Note D in the Notes for statistics regarding portfolio maturity composition.

          The Registrant has not acquired, nor are there plans to acquire, below investment grade or "junk" bonds. Ninety-seven percent of the fixed maturity portfolio as of December 31, 1996 is graded Class 1 according to the National Association of Insurance Commissioners' valuation system. This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

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

          As noted previously, the investment portfolio yielded
6.25% in 1996 as compared to 6.23% in 1995.

          Including realized gains and losses, the investment portfolio yielded 6.26% in 1996 as compared to 6.36% in 1995.

Financing Activities

          The Registrant paid no dividend on its common stock in 1996, 1995 and 1994.

          The Registrant has no material outstanding capital commitments which would require additional financing. In 1995 the Registrant repaid the $2,750,000 borrowed from Midlantic Bank, N.A. in conjunction with the Settlement with the MCAIC Receiver.

Risk-Based Capital

          The National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property/casualty insurance companies, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, credit risk, loss reserve adequacy, and other business factors. The RBC formula is used by State insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. Regulatory compliance is determined by a ratio of the insurer's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Insurers below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The Insurance Companies' ratios are in excess of that required, therefore requiring no action.

Recent Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129 - Disclosure of Information About Capital Structure. This Statement becomes effective for financial statements for periods ending after December 15, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. The Registrant does not believe that this Statement will materially change its disclosures regarding its capital structure.

          In February 1997, FASB issued SFAS No. 128 - Earnings per Share. This Statement becomes effective for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards.
It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which the Registrant is considered to have, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The Registrant anticipates presenting its EPS in compliance with the dual presentation standards mandated by this Statement at December 31, 1997.

          In October 1995, FASB issued SFAS No. 123 - Accounting for Stock-Based Compensation. This Statement became effective beginning in the first quarter of 1996 and applies to options granted in 1995 and subsequent years. No options were granted in 1995 and 1996 and therefore the adoption of this Statement does not have any effect on the Registrant's financial position or results of operations. The Registrant will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Item 8.  Financial Statements and Supplementary Data
          See Item 14 (a).

Item 9.  Disagreements with Accountants on Accounting and
         Financial Disclosures

         None
                            PART III

          Items 10, 11, 12 and 13 are omitted from this Report on Form 10-K; the Registrant shall file a definitive proxy statement pursuant to Regulation 14A not later than April 30, 1997, which is 120 days after the close of the fiscal year of the Registrant.

                             PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

          (a) (1)  The following financial statements are
                   included in Part II, Item 8:
                                                         Page (s)

              Report of Independent Accountants           F-1
              Consolidated Balance Sheets at December 31,
                1996 and 1995                             F-2
              Consolidated Statements of Operations for
                the years ended December 31, 1996, 1995
                and 1994                                  F-3
              Consolidated Statements of Shareholders'
                Equity for the years ended December 31,
                1996, 1995 and 1994                       F-4
              Consolidated Statements of Cash Flows
                for the years ended December 31, 1996,
                1995 and 1994                             F-5 to F-6
               Notes to Consolidated Financial Statements F-7 to F-30

              (2) The following financial statement schedules for the years 1996, 1995 and 1994 (pursuant to Rule 5-04 of Regulation S-X) are presented herewith:

              Schedule    I - Summary of Investments -
                               Other than Investments
                               in Related Parties*        F-31
              Schedule   II - Condensed Financial
                              Information of Registrant   F-32 to F-34

              Schedule   IV - Reinsurance*                F-35

              Schedule    V - Valuation and Qualifying
                              Accounts and Reserves       F-36

              Schedule   VI - Supplemental Information
                               Concerning Property/
                               Casualty Insurance
                               Operations*                F-37

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

10-u        Order dated December 30, 1994       Exhibit 99-C to Motor
            Approving Settlement between        Club of America's
            Motor Club of America et als and    Form 8-K dated
            Receiver of MCA Insurance           December 30, 1994
            Company in Liquidation et als
            and related conformed documents

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

10-x        Stock Purchase Agreement            Exhibit 99-F to Motor
            between Motor Club of America       Club of America's
            and JVL Holding Properties, Inc.    Form 8-K dated
                                                December 2, 1996

10-y        Agreement dated December 2, 1996    Exhibit 99-G to Motor
            between Motor Club of America       Club of America's
            and Motor Club of America           Form 8-K dated
            Enterprises, Inc.                   December 2, 1996

22          Subsidiaries of Motor Club of
            America                             Page 38



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         MOTOR CLUB OF AMERICA
                                              (Registrant)




Dated:  March 27, 1997             By   /s/ Stephen A. Gilbert
                                        Stephen A. Gilbert
                                        President, General Counsel
                                        and Director




Dated:  March 27, 1997             By   /s/ Patrick J. Haveron
                                        Patrick J. Haveron
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 27, 1997             By   /s/ Archer McWhorter
                                        Archer McWhorter
                                        Chairman of the Board
                                        and Director

Dated:  March 27, 1997             By   /s/ Alvin E. Swanner
                                        Alvin E. Swanner
                                        Director

Dated:  March 27, 1997             By   /s/ Robert S. Fried
                                        Robert S. Fried
                                        Director




                          MOTOR CLUB OF AMERICA

          Exhibit (22) Subsidiaries of the Registrant.

          The following are the subsidiaries of the Registrant as
of March 27, 1997:
                                                       State of
           Name                                      Organization


     Motor Club of America Finance Company            New Jersey

     Motor Club of America Insurance Company          New Jersey

     Preserver Insurance Company                      New Jersey



























                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors of
Motor Club of America:

We have audited the consolidated financial statements and the financial statement schedules of Motor Club of America and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motor Club of America and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.








                                  COOPERS & LYBRAND L.L.P.

New York, New York
March 12, 1997



           MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                                   December 31,
                                               1996            1995

     ASSETS
Investments:
 Fixed maturity securities, available-
   for-sale, at fair value (amortized
   cost $47,657,056 - 1996 and
   $43,238,185 - 1995)                      $47,927,093    $44,630,457
 Mortgage loans on real estate - at the
   unpaid principal amount                      634,492        766,101
 Short-term investments, at fair value
   which approximates cost                    1,745,455        200,719
          Total investments                  50,307,040     45,597,277
Cash and cash equivalents                     3,476,948      2,630,909
Premiums receivable                           7,801,583      7,135,231
Reinsurance recoverable on paid
 and unpaid losses & loss expenses           21,767,329     17,638,854
Notes and accounts receivable                   248,875        209,953
Deferred policy acquisition costs             5,761,496      5,069,222
Fixed assets - at cost, less accumulated
  depreciation                                1,826,753      1,219,125
Federal income tax recoverable - current          -             13,680
Prepaid reinsurance premiums                  1,145,944      1,193,098
Deferred tax asset                            2,075,535         -
Other assets                                  1,121,599      1,251,419
          Total assets                      $95,533,102    $81,958,768

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses                    $47,666,856    $39,823,552
Unearned premiums and
  membership fees ($524,896 -1995)           18,934,200     17,363,031
Commissions payable                           1,444,660      1,357,752
Accounts payable                                595,785        302,791
Accrued expenses                              6,770,544      7,673,251
Drafts outstanding                            1,309,437      1,357,315
Federal income taxes payable - current           25,969         -
          Total liabilities                  76,747,451     67,877,692
Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued and outstanding - 1996
 2,047,504, 1995 - 2,043,754 shares           1,023,752      1,021,876
Paid in additional capital                    1,730,508      1,722,539
Unfunded accumulated benefit
 obligation in excess of Plan assets         (4,690,900)    (5,177,900)
Net unrealized gains on debt securities         270,037      1,392,415
Retained earnings                            20,452,254     15,122,146
    Total Shareholders' Equity               18,785,651     14,081,076
    Total Liabilities and
      Shareholders' Equity                  $95,533,102    $81,958,768


       The accompanying notes are an integral part of these consolidated financial statements.


              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the years ended December 31,
                                            1996           1995         1994
  REVENUES

Insurance premiums (net of premiums
 ceded totaling $7,273,083, $5,750,247
 and $9,173,851)                        $45,194,073    $35,300,872  $27,891,943
Net investment income                     3,087,112      2,764,188    2,730,211
Realized gains (losses) on
 sales of investments (net)                   5,485         56,823      (43,292)
Realized gain on sale of subsidiary         702,419          -            -
Motor Club membership fees                1,215,039      1,276,324    1,381,591
Other revenues                              114,512        125,613      197,917
     Total revenues                      50,318,640     39,523,820   32,158,370

  LOSSES AND EXPENSES

Losses and loss expenses
  incurred (net of reinsurance
  recoveries totaling $6,840,459,
  $1,153,901 and $4,892,994)             29,148,280     20,737,548   15,286,301
Amortization of deferred
  policy acquisition costs               13,678,710     10,611,978    9,353,336
Other operating expenses                  3,569,564      5,438,359    6,428,328
Lease termination charge                    359,077          -            -
Reversal of prior years' accrual
  for New Jersey FAIR Act
  liabilities                                 -              -       (3,656,127)
Discount of note payable to
  Receiver of MCA Insurance
  Company in Liquidation                      -              -         (624,850)
Motor Club benefits                         266,112        280,836      332,315
     Total losses and expenses           47,021,743     37,068,721   27,119,303
Income before Federal income
  taxes                                   3,296,897      2,455,099    5,039,067
Benefit (provision) for Federal
  income taxes:  current                    (42,324)       (38,320)      (4,420)
                 deferred                 2,075,535          -            -
Total Federal income tax                  2,033,211        (38,320)      (4,420)

Net income                              $ 5,330,108   $  2,416,779  $ 5,034,647

Per share data:
Net income                              $      2.61   $       1.18   $     2.46
Weighted average number of
  common shares outstanding               2,045,590      2,043,197    2,043,004


          The accompanying notes are an integral part of
             these consolidated financial statements.
[CAPTION]

                                 MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Unrealized        Unfunded
                                                                     Appreciation     Accumulated
                                                                    (Depreciation)      Benefit
                              Common Stock (a)      Paid-In          of Available-   Obligation In
                               Shares                Additional       for-sale         Excess of       Retained
                               Issued       Amount   Capital         Securities       Plan Assets      Earnings    Total

 Balance at December 31, 1993  2,043,004   $1,021,501  $1,720,945  $    -          ($3,245,200)   $ 7,670,720   $ 7,167,966
Unrealized depreciation on
  available-for-sale securities                                     (1,268,628)                                  (1,268,628)
Adjustment to recognize
  minimum required pension
  liability                                                                           (387,800)                    (387,800)
Net income                                                                                           5,034,647    5,034,647
   Balance at December 31, 1994  2,043,004    1,021,501   1,720,945 (1,268,628)      (3,633,000)    12,705,367   10,546,185

Common stock issued                    750          375       1,594                                                   1,969
Unrealized appreciation on
  available-for-sale securities                                       2,661,043                                   2,661,043
Adjustment to recognize
  minimum required pension
 liability                                                                           (1,544,900)                 (1,544,900)
Net income                                                                                            2,416,779   2,416,779
   Balance at December 31, 1995  2,043,754    1,021,876   1,722,539   1,392,415      (5,177,900)     15,122,146  14,081,076

Common stock issued                  3,750        1,876       7,969                                                   9,845
Unrealized depreciation on
  available-for-sale securities                                      (1,122,378)                                 (1,122,378)
Adjustment to recognize
  minimum required pension
  liability                                                                              487,000                    487,000
Net income                                                                                            5,330,108   5,330,108
   Balance at December 31, 1996  2,047,504   $1,023,752  $1,730,508  $  270,037      ($4,690,900)   $20,452,254 $18,785,651


(a) Par value $.50 per share; authorized - 10,000,000 shares.



                     The accompanying notes are an integral part
                      of these consolidated financial statements.

                         MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the years ended December 31,
                                              1996            1995            1994
  Net income                                $ 5,330,108      $2,416,779     $ 5,034,647

  Adjustments to reconcile net income
    to cash provided by
    (utilized in) operating activities:
    Discount of Note due Receiver of
      MCA Insurance Company in Liquidation        -               -            (624,850)
    Depreciation expense                        379,453         297,291         325,029
    Amortization (accretion) of bond
      premium (discount) - net                   98,738          66,843         236,602
    Gain on sale of subsidiary                 (702,419)          -               -

    Loss (gain) on sale of investments           (5,485)        (56,823)         43,292
    Write-off of leasehold improvement
      (net) due to lease termination            227,077           -               -

    Deferred tax benefit                     (2,075,535)          -               -


  Changes in:
    Net assets of Motor Club of America
      Enterprises, Inc.                        (422,581)          -               -

    Premiums receivable                        (666,352)     (1,587,853)       (458,911)
    Notes and accounts receivable               (38,922)         74,146         336,444
    Deferred policy acquisition costs          (692,274)       (902,854)     (1,373,682)
    Federal income tax - current                 39,649          19,600       1,405,876
    Reinsurance recoverable on paid and
      unpaid losses                          (4,128,475)      3,127,417       1,747,075
    Prepaid reinsurance premiums                 47,154        (511,033)      3,415,982
    Other assets                                129,820         406,825        (108,468)
    Losses and loss expenses                  7,843,304      (1,841,549)     (4,153,102)
    Unearned premiums and membership fees     1,571,169       3,179,001         404,424
    Commissions payable                          86,908         230,872        (524,190)
    Accounts payable                            292,994          33,361         (17,776)
    Accrued expenses                           (415,706)      1,406,751      (7,165,753)
    Drafts outstanding                          (47,878)        198,247         125,286
    Amount due to/from MCA Insurance
      Company in Liquidation and
      subsidiaries                                -          (2,750,000)     (1,707,760)
  Total cash provided by (utilized in)
    operating activities                      6,850,747       3,807,021      (3,059,835)

                              (Continued)

                MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (CONTINUED)

                                                    For the years ended December 31,
                                                1996            1995             1994
  Investing activities:

  Proceeds from:
    Maturities of fixed maturities            4,442,716       4,128,756       6,708,618
    Sales of fixed maturities                 1,396,522       4,417,499       7,749,369
    Sale of subsidiary                        1,125,000           -               -

    Payments received on mortgage
      loan principal                            131,609         106,835         308,584
    Sale or maturities of short-
      term investments                          200,000       1,916,411       5,093,063
    Sale of fixed assets                         13,400           -               1,751

  Purchase of:
    Fixed maturities                        (10,350,787)    (13,289,423)    (12,671,277)
    Short-term investments                   (1,745,455)       (201,134)     (3,483,016)
    Fixed assets                             (1,227,558)       (333,635)       (248,770)
  Total cash (utilized in)
    provided by
   investing activities                      (6,014,553)     (3,254,691)      3,458,322

  Financing activities:
   Common stock issued                            9,845           1,969           -

   (Repayment) Borrowing from
    Midlantic Bank, N.A.                          -          (2,750,000)      2,750,000
  Total cash provided by (utilized
    in) financing activities                      9,845      (2,748,031)      2,750,000
  Net increase (decrease) in cash               846,039      (2,195,701)      3,148,487
  Cash and cash equivalents
    at beginning of year                      2,630,909       4,826,610       1,678,123
  Cash and cash equivalents
    at end of year                          $ 3,476,948     $ 2,630,909    $  4,826,610


Supplemental Disclosures of Cash Flow Information

     (1)  Total interest paid was $8,166 (1996), $33,934 (1995) and
          $53 (1994).
     (2)  Total Federal income taxes paid was $38,462 (1996), $52,000
          (1995) and $54,227 (1994).

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

     (b)  Nature of Operations:

          The Company is a New Jersey corporation which owns the Insurance Companies and a finance company. The Company's subsidiary, Motor Club of America Enterprises, Inc., ("Enterprises") was sold on December 2, 1996 (See Note B, Sale of Subsidiary for further details). Enterprises operates a motor club. The Insurance Companies engage in property and casualty insurance produced by independent agents; one hundred percent of the Insurance Companies' operations are conducted in the State of New Jersey. The Company generates 96% of its revenues from insurance revenues. There is one agent who individually produces more than ten percent of the Company's insurance premiums.






                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies (Continued):

     (c) Insurance Premiums:

          Insurance premiums are credited to income by the monthly pro rata method over the terms of the contracts. Contracts for private passenger automobile insurance are for terms of six months. Insurance contracts for policies other than private passenger automobile are for terms of twelve months.

     (d) Motor Club Operations:

          Motor Club membership fees are credited to income by the straight-line method over the terms of the contracts. Commission expense is deferred and amortized in the same manner as the related unearned membership fees. Other related costs are charged to expense as incurred.

     (e) Investments:

          All of the Company's fixed maturity securities are classified as available-for-sale securities, and are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable deferred taxes.

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

     (g) Losses and Loss Expenses:

          The estimated liability for losses is based on (i) the accumulation of cost estimates for unpaid losses reported prior to the close of the accounting period; and (ii) estimates of incurred but unreported losses based upon past experience; less (iii) estimates of anticipated salvage and subrogation recoveries. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

     (j) Federal Income Taxes:

          Deferred Federal income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the differences are expected to reverse.

     (k) Statement of Cash Flows:

          For purposes of the statement of cash flows, the Company considers demand deposits held with financial institutions and money market mutual fund holdings to be cash equivalents.

     (l) Per Share Data:

          Earnings per share are computed based upon the weighted average number of common shares outstanding during each year.

Note B - Sale of Subsidiary:

          On December 2, 1996, the Company sold Enterprises to JVL Holding Properties, Inc., ("JVL") a non-affiliated
          Oklahoma corporation, for $1,125,000. As a result of this transaction, the Company recorded a gain of $702,419.


                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note B - Sale of Subsidiary (Continued):

          Pursuant to an additional agreement entered into concurrent with the sale, the Company will provide certain services to members whose memberships are written with private passenger automobile ("PPA") policies written by Motor Club. In exchange the Company will receive a servicing fee from JVL. The Company will also receive certain fees for other memberships written by Enterprises, as defined by this additional agreement. During 1996, these fees collectively totaled $11,000.

Note C - PPA Business:

          Motor Club received relief from the New Jersey Department of Banking and Insurance ("NJ DOBI") from certain provisions of the New Jersey Fair Automobile Insurance Reform Act of 1990 ("FAIRA"). Such relief included the following: (1) exemption from its obligation to pay surtaxes and assessments on business written until December 31, 1992 (these exemptions allowed Motor Club to reverse previously accrued surtaxes and assessments of $2,003,000, as a reduction of expense in 1994); (2) exemption (until January 1995) from the take-all-comers provisions of FAIRA, which requires the writing of new PPA insurance; (3) payment in 1994 of only $2,275,000 of the Market Transition Facility ("MTF") deficit (legislation retired the entire MTF deficit, enabling Motor Club to eliminate its remaining $1,653,000 MTF liability in 1994 as a reduction of expense); and (4) non-participation in the Personal Automobile Insurance ("Assigned Risk") Plan, through December 1996.

          The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business. The State of New Jersey also maintains an excess profits law which provides that PPA insurers whose profits exceed a statutorily computed maximum over a period of years will be required to pay such excess to its policyholders. It would appear that Motor Club does not have such excess profits.








                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note D - Investments:

     (a) The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1996 were as follows:

                               Gross        Gross
                  Amortized  Unrealized   Unrealized      Fair
                     Cost      Gains        Losses        Value
U.S. Government
 securities     $34,036,186   $543,591    ($183,689)   $34,396,088
GNMA Mortgage-
 backed
 securities       8,409,509     63,883     (109,428)     8,363,964
Corporate
 securities       5,211,361     37,865      (82,185)     5,167,041
 Total          $47,657,056   $645,339    ($375,302)   $47,927,093

          The amortized cost and estimated fair value of investments in fixed maturities at December 31, 1995 were as follows:

                               Gross        Gross
                  Amortized  Unrealized   Unrealized      Fair
                     Cost      Gains        Losses        Value
U.S. Government
 securities     $30,583,393  $1,221,968   ($16,532)    $31,788,829
GNMA Mortgage-
 backed
 securities       7,684,299     150,474   ( 36,341)      7,798,432
Corporate
 securities       4,970,493      82,902   ( 10,199)      5,043,196
 Total          $43,238,185  $1,455,344   ($63,072)    $44,630,457

          The amortized cost and fair value of investments in fixed maturities at December 31, 1996, by contractual maturity, are as follows:

                                  Amortized        Fair
                                     Cost          Value

Due in one year or less          $ 7,035,350    $ 7,038,256
Due after one year through
  five years                      23,064,172     23,376,093
Due after five years through
  ten years                        7,833,142      7,914,145
Due after ten years                9,724,392      9,598,599
                                 $47,657,056    $47,927,093

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note D - Investments (Continued):

          The above maturity tables includes $8,363,964 (at fair value) of Government National Mortgage Association mortgage-backed securities, which are classified as due after ten years based on the contractual life of the securities.

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Gross gains of $5,485, $53,851 and $44,783, were realized in 1996, 1995 and 1994, respectively, on those sales and calls. Gross losses of $88,064 were realized in 1994 on those sales and calls.

     (b) Investment income (including net realized gains and losses) by category of investments consists of the following:

       Category               1996        1995         1994

    Fixed maturities      $3,093,534   $2,837,597   $2,741,045
    Other, principally
     short-term
     investments             196,457      168,335      126,268
      Total investment
        income             3,289,991    3,005,932    2,867,313
    Investment
     expenses                197,394      184,921      180,394
      Net investment
        income            $3,092,597   $2,821,011   $2,686,919

     (c) At December 31, 1996 and 1995, fixed maturity investments deposited with various state insurance departments (at fair value) amounted to $220,275 and $439,821, respectively.

     (d) There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.





                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note D - Investments (Continued):

     (e) The change in net unrealized gains (losses) on investments are as follows:

                                   Years Ended December 31,
                                1996         1995         1994
         Fixed
          maturities         ($1,122,378)  $2,661,043  ($3,416,148)

     (f) In the opinion of management there has been no permanent impairment in the carrying amount of investments.

Note E - Unpaid Losses and Loss Expenses:

     (a) The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 1996, 1995 and 1994:

                                  1996         1995         1994
Balance at January 1          $39,823,552  $41,665,101  $45,818,203

Less: Reinsurance recover-
 ables                         16,414,610   19,311,132   20,485,582

Net balance at January 1       23,408,942   22,353,969   25,332,621

Incurred losses and loss
 expenses:
 Provision for current
  year claims                  28,244,599   19,625,070   14,367,183

 Increase in provision for
  prior years' claims             903,681    1,112,478      919,118

Total incurred losses and
  loss expenses                29,148,280   20,737,548   15,286,301

Payment for losses and
 loss expenses:
 Payment on current
  year claims                  13,029,214    8,577,000    5,953,183

 Payment on prior
    years' claims              11,414,375   11,105,578   12,311,770

Total payments for losses
  and loss expenses            24,443,589   19,682,578   18,264,953

Net balance at December 31     28,113,633   23,408,939   22,353,969

Plus: Reinsurance recover-
 ables                         19,553,223   16,414,613   19,311,132

Balance at December 31        $47,666,856  $39,823,552  $41,665,101



                      (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note E - Unpaid Losses and Loss Expenses (Continued):

          The reconciliation shows a 1996 deficiency of $904,000 in the liability recorded at December 31, 1995. The deficiency is primarily the result of the latent development of a limited number of large losses incurred in 1995 and prior. Management believes this development does not indicate any adverse trends in the Company's loss development.

     (b) Losses incurred are reduced by salvage and subrogation approximating $2,188,000, $1,661,000 and $1,495,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note F - Fixed Assets:

          Fixed assets consist of the following:

                                             1996          1995

          Leasehold improvements         $  191,142    $  446,744
          Office furniture, fixtures and
           data processing equipment      2,934,793     2,375,989
                                          3,125,935     2,822,733
          Less accumulated depre-
           ciation                        1,299,182     1,603,608
                                         $1,826,753    $1,219,125

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

          Reinsurance recoverable on paid and unpaid loss and loss expenses are principally attributable to the amounts of reinsurance recoverable from the Unsatisfied Claim and Judgment Fund ("UCJF") of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000. Reinsurance recoverable from the UCJF was $12,955,544 and $11,717,543 as of December 31, 1996 and
          1995, respectively.

          Motor Club is required to participate in the New Jersey Automobile Insurance Risk Exchange ("NJ AIRE"). NJ AIRE is designed to balance differences between company bodily injury exposures and loss payments as compared to industry exposures and loss payments under New Jersey's dual tort threshold system.

          Assessments paid to NJ AIRE based on subject bodily injury exposures are accounted for as ceded premiums written and totaled $1,613,095, $1,541,875 and $1,578,064 in 1996, 1995 and 1994, respectively. Reimbursements from NJ AIRE based on subject claim payment experience are accounted for as ceded losses incurred and totaled $482,105, $800,872 and $1,057,817 in 1996, 1995 and 1994,
          respectively.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note G - Reinsurance (Continued):

          Prepaid reinsurance premiums of $1,145,944 and $1,193,098 as of December 31, 1996 and 1995, respectively, are attributable to the Insurance Companies' excess of loss reinsurance treaties which are with one reinsurer.

          The effect of reinsurance on premiums written and earned is as follows:

                     1996                       1995                      1994
             Written      Earned        Written     Earned        Written      Earned
Direct      $54,563,224   $52,467,156   $44,334,501  $41,051,119   $37,555,248   $37,065,794
Ceded        (7,225,929)   (7,273,083)   (6,261,282)  (5,750,247)   (5,757,866)   (9,173,851)
Net         $47,337,295   $45,194,073   $38,073,219  $35,300,872   $31,797,382   $27,891,943

     (c) During 1993, Motor Club was notified by one of its reinsurers of a dispute. The reinsurer did not deny the validity of coverage; rather, the reinsurer indicated that it believed that a right of set-off existed for the reinsurance which Motor Club had ceded to the reinsurer for accident years 1973 to 1975 against reinsurance which MCA Insurance Company ("MCAIC") had assumed from the reinsurer between 1968 and 1976. Motor Club assumed the ceded reinsurance from MCAIC in 1991. The reinsurer had indicated that payments to Motor Club would be held in abeyance pending resolution of the dispute. Motor Club had recorded a liability of $1,695,774 at December 31, 1995.

          On November 6, 1996, Motor Club and the reinsurer settled the dispute. Motor Club paid the reinsurer $1,950,000, in three installments prior to December 31, 1996. In return, the reinsurer agreed to: (1) pay Motor Club all past amounts due under the reinsurance agreement applicable to accident years 1973 to 1975, totaling $640,698 as of June 30, 1996; and (2) to pay Motor Club future amounts which may be recoverable from the reinsurer under the terms of the same reinsurance agreement.

          The Consolidated Statement of Operations includes in other operating expenses $254,226, $239,357 and $100,084 for this matter in 1996, 1995 and 1994, respectively.



                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note H - Taxes:

     (a) The Company and its subsidiaries (including MCAIC and its subsidiaries - see Note Q) file a consolidated Federal income tax return. The benefit (provision) for Federal income taxes consists of the following:

                                              1996        1995    1994

              Current provision           ($   42,324) ($38,320) ($4,420)
              Deferred benefit              2,075,535     -         -
              Total benefit (provision)    $2,033,211  ($38,320) ($4,420)

     (b)  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:
                                                         December 31,
                                                     1996         1995
          Deferred tax assets:
            Net operating loss carryforward       $2,549,738   $3,645,058
            Unpaid losses and loss expenses        1,137,478    1,006,482
            Unearned premium                       1,209,601    1,063,862
            Other deferred tax assets                  -          189,068
            Alternative minimum tax and
             general business credit carry-
             forwards                                128,701       64,270
          Total deferred tax assets                5,025,518    5,968,740

          Deferred tax liabilities:
            Deferred acquisition costs            (1,958,909)  (1,723,535)
            Unrealized gain on debt securities       (91,693)    (473,421)
            Prepaid pension cost                    (753,512)    (665,338)
            Other deferred tax liabilities          (145,869)    (132,038)
          Total deferred tax liabilities          (2,949,983)  (2,994,332)
          Less: valuation allowance for
            deferred tax assets                        -       (2,974,408)
          Net deferred tax asset                  $2,075,535    $  -

          The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset. Accordingly, the Company has not provided a valuation allowance at December 31, 1996. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income.
                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Taxes (Continued):

          The net operating loss carryforward of $7,499,229 expires beginning in 2007.

     (c)  The provision for Federal income taxes resulted in
          effective tax rates lower than the statutory Federal
          income tax rates, as follows:
                                          1996           1995         1994
        Tax provision
         computed at statutory
         federal income tax rates      ($1,120,945  ($  834,734) ($1,713,283)
        Change in valuation allowance    2,075,535    1,191,781    1,713,283
        Impact of alternative
         minimum tax ("AMT")
         calculation                       (36,298)     (38,320)       -
        Effect of net operating
         loss carryforward               1,095,320         -           -
        Other-net                           19,599     (357,047) (     4,420)
        Benefit (provision)             $2,033,211   ($  38,320) ($    4,420)

     (d) The Consolidated Statements of operations for the years ended December 31, 1996, 1995 and 1994 include state taxes based on insurance premiums of $143,262, $116,410 and $98,625 and state income tax expense (benefit) of $8,244, ($19,928) and $9,255, respectively.

Note I - Shareholders' Equity:

     (a) The Insurance Companies are domiciled in the State of New Jersey and therefore prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the NJ DOBI.

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






                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note I - Shareholders' Equity (Continued):

          The maximum amount of dividends which the Insurance Companies can pay to shareholders without approval of the Insurance Commissioner is subject to restrictions. The maximum amount distributable is limited to the greater of: (1) ten percent of statutory surplus as regards policyholders; or (2) net income, excluding realized capital gains. Accordingly, the maximum dividend which the Insurance Companies may pay without prior approval in 1997 is $1,721,000.

     (b) The consolidated financial statements of the Company's insurance subsidiaries have been prepared in accordance with GAAP, which differ in certain respects from accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis).

          The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under statutory practices but under GAAP are deferred and amortized as the related premiums are earned; (2) anticipated salvage and subrogation recoveries which have not been credited to losses incurred for statutory purposes; (3) net deferred tax assets created by the tax effects of temporary differences; (4) unpaid losses, unpaid loss adjustment expenses and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (5) fixed maturity portfolios that qualify as available for sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

          The consolidated capital and surplus, shareholders' equity and income (loss) of Motor Club and Preserver on a statutory and GAAP basis were as follows:
                                           December 31,
                                         1996         1995
             Capital and surplus -
              Statutory basis         $14,753,760  $13,877,312
             Shareholders' equity -
              GAAP basis              $24,704,123  $23,323,722

                                     Years ended December 31,
                                   1996       1995         1994
            Net income (loss):
            Statutory basis     $  212,807 $1,811,612  ($  905,394)
            GAAP basis          $2,737,318  $2,808,466  $5,076,289

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note I - Shareholders' Equity (Continued):

          Distribution by the Insurance Companies of the excess of GAAP shareholders' equity over statutory capital and surplus to the Company is prohibited by law.

Note J - Contingencies:

          The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

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

          The Plan maintains a significant amount of assets in group annuity contracts with Mutual Benefit Life
          Insurance Company ("Mutual"), which was placed in rehabilitation by the NJ DOBI on July 16, 1991. The Plan has not received payment on the group annuity contracts that matured on July 15, 1991 and thereafter.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note K - Pensions (Continued):

          On November 10, 1993, a Plan of Rehabilitation for Mutual was confirmed by the Superior Court of New Jersey. As a result, certain amendments were made to the Plan's contracts ("the restructured contract"), which is now transferred to the MBL Life Assurance Corporation ("MBLLAC"), the successor corporation of Mutual, where the restructured contract continues.

          Under the Plan of Rehabilitation, as amended, payment of all maturities and interest will be held subject to payout which will not begin until December 31, 1999, the end of the Rehabilitation period.

          In October 1994, MBLLAC approved and subsequently paid a "hardship withdrawal" of $2,666,204 (net of an administrative charge of $470,507) to the Plan.

          The Plan also received $177,517, $167,368 and $61,449 in distributions from MBLLAC and Mutual in 1996, 1995 and 1994, respectively, under provisions of the Plan of Rehabilitation.

     (b)  Pension expense for 1996, 1995 and 1994 included the
          following components:
                                             1996      1995     1994

      Interest cost on projected
        benefit obligation              $  831,800   $862,600  $818,400
      Actual return on assets           (1,027,700)  (809,900) (371,600)
      Net amortization and deferral        542,800    214,400  (295,800)
      Net periodic pension cost         $  346,900   $267,100  $151,000

          Net amortization and deferral consists of amortization of net assets at transition, amortization of unrecognized prior service cost and deferral of subsequent net gains and losses. The assumptions used included a discount rate of 7.25% (1996), 8.25% (1995) and 7.5% (1994) and an expected long-term rate of return on assets of 10.0%.





                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note K - Pensions (Continued):

     (c) The following table sets forth the funded status of the Plan and amounts recognized in the Company's balance sheet at December 31, 1996 and 1995. The discount rate assumed as of December 31, 1996 and 1995 is 7.50% and 7.25%, respectively.

                                                          1996        1995
              Actuarial present value of
               benefit obligations:
              Vested benefit obligation               $11,591,100  $11,856,000
              Accumulated benefit obli-
               gation                                 $11,591,100  $11,856,000
              Projected benefit obli-
               gation                                 $11,591,100  $11,856,000
              Plan assets at fair value,
               including guaranteed insurance
               contracts with MBL Life Assurance
               Corporation, in rehabil-
               itation, $3,088,000 (1996) and
               $3,080,000 (1995)                        8,791,900    8,462,000
              Projected benefit obligation
               in excess of plan assets                 2,799,200    3,394,000
              Unrecognized net loss                    (4,690,000)  (5,177,900)
              Adjustment required to recognize
               minimum liability                        4,690,000    5,177,900
              Pension liability recognized
               in the statement
               of financial position                  $ 2,799,200  $ 3,394,900

          The adjustment required to recognize the minimum liability is reflected as a reduction of shareholders' equity as of December 31, 1996 and 1995, respectively.

     (d) The Company maintains a defined contribution plan for substantially all employees (including those of MCAIC). Employer contributions of a discretionary amount are made by the Company and its subsidiaries. MCAIC and its subsidiaries provide similar employer contributions. Employer contributions in the amount of $116,938, $134,987 and $110,458 were made by the Company in 1996, 1995 and 1994, respectively, for its employees and charged to expense.


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
                                                      December 31,
                                                    1996      1995

              Accumulated postretirement
               benefit obligation:
              Retirees                            $266,000  $362,000
              Fully eligible active
               plan participants                   186,000   194,000
              Other active plan
               participants                         75,000    56,000
                 Total                             527,000   612,000
              Plan assets at fair value              -          -

              Accumulated postretirement
               benefit obligation in excess
               of plan assets                      527,000   612,000
              Unrecognized net (gain)
               from past experience different
               from that assumed and from
               changes in assumptions             (189,000) (219,000)
              Unrecognized transition obli-
               gation                             (445,000) (473,000)
              Prepaid postretirement benefit
               cost recognized in the state-
               ment of financial position        ($107,000) ($80,000)










                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note L - Post-retirement Benefits (Continued):

          Net periodic postretirement benefit cost for 1996 and 1995, respectively, included the following components:

                                                     1996     1995

              Service cost of benefits attributed
               to service during the period        $ 2,000  $ 2,000
              Interest cost on accumulated post-
               retirement benefit obligation        40,000   45,000
              Net amortization and deferral         45,000   37,000
              Net periodic postretirement
               benefit cost                        $87,000  $84,000

          It is the policy of the Company that any future increase in life and health care benefits will be borne by the retirees and not the Company; as a result, there will be no increase in either the accumulated postretirement benefit obligation or the service and interest cost components of net periodic postretirement benefit cost related to a 1% increase in the health care trend rate.

          The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% in 1996 and 7.25% in 1995.

Note M - Selected Quarterly Financial Data (Unaudited):

     (a)  Year ended December 31, 1996:

                       1st            2nd          3rd          4th
                     Quarter        Quarter      Quarter      Quarter
       Revenues    $11,690,835    $12,225,704   $12,838,694 $13,563,407

       Losses and
         expenses  $11,757,187    $11,255,479   $11,947,466 $12,061,611

       Net income
         (loss)    $   (69,827)   $   950,658   $   891,999  $3,557,278

       Net income
         (loss) per
         common
         share     $      (.03)   $       .46   $       .44  $     1.74

                                (Continued)

                  MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M - Selected Quarterly Financial Data (Unaudited) (Continued):

               During the 1996 fourth quarter, the Company determined that it was more likely than not that sufficient future taxable income will be generated to realize the benefits of the net deferred tax assets; therefore, the deferred tax asset valuation allowance was reversed during the fourth quarter.

          (b)  Year ended December 31, 1995:

                       1st            2nd          3rd          4th
                     Quarter        Quarter      Quarter      Quarter

       Revenues    $9,497,890     $9,517,606   $10,185,612 $10,322,712

       Losses and
         expenses  $9,047,624     $8,867,995   $ 9,525,441  $9,627,661

       Net income  $  439,266     $  638,611   $   646,171  $  692,731

       Net income
         per common
         share     $      .22     $      .31   $       .31  $      .34

Note N - Stock Option Plans:

          The Motor Club of America 1987 and 1992 Stock Option Plans ("the 1987 Option Plan" and "the 1992 Option Plan", respectively) provide for the issuance of options to purchase 100,000 common shares, respectively, by key executives at the market price at date of grant.

          Options under the 1987 Option Plan are exercisable for a five year period in twenty-five percent increments each year, commencing one year from the date of grant. As of December 31, 1996, 61,000 shares under the 1987 Option Plan are available for grant; 25,875 shares were exercisable and 4,500 shares had been exercised as as of that date.

          Options under the 1992 Option Plan are exercisable for a five year period in twenty-five percent increments each year, commencing one year from the date of grant. As of December 31, 1996, 49,000 shares under the 1992 Option Plan are available for grant and 51,000 shares were exercisable as of that date.

                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note N - Stock Option Plans (Continued):

          Transactions during 1994, 1995 and 1996 relating to the 1987 Option Plan are as follows:

                                                       Exercise
                                           Number of   Price per    Aggregate
                                            Shares       Share        Amount

            Options outstanding at
             December 31, 1993              70,000     $2.625 to    $356,407
            Options lapsed in 1994         (28,750)     $10.75      (248,126)
            Options outstanding at
             December 31, 1994              41,250                   108,281
            Options exercised in 1995         (750)     $2.625        (1,969)
            Options lapsed in 1995          (2,250)     $2.625        (5,906)
            Options outstanding at
             December 31, 1995              38,250      $2.625       100,406
            Options exercised in 1996       (3,750)     $2.625        (9,844)
            Options outstanding at
             December 31, 1996              34,500      $2.625      $ 90,562

          Transactions during 1994, 1995 and 1996 relating to the
          1992 Option Plan are as follows:
                                                       Exercise
                                           Number of   Price per    Aggregate
                                             Shares      Share        Amount

            Options outstanding
             at December 31, 1993           65,000                  $390,000
            Options lapsed in 1994         (10,000)     $6.00        (60,000)
            Options outstanding at
             December 31, 1994              55,000                   330,000
            Options lapsed in 1995          (4,000)     $6.00        (24,000)
            Options outstanding at
             December 31, 1996 and 1995     51,000      $6.00       $306,000










                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note N - Stock Option Plans (Continued):

          The Financial Accounting Standards Board has issued SFAS No. 123 - Accounting for Stock-Based Compensation. This Statement became effective beginning in the first quarter of 1996 and applies to options granted in 1995 and subsequent years. No options were granted in 1995 and 1996 and therefore the adoption of this Statement does not have any effect on the Company's financial position or results of operations. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and will provide, when necessary, pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

Note O - Related Party Transactions:

          Thrifty Rent-A-Car System, Inc. ("Thrifty") owned 39.2% of the outstanding common stock of the Company through July 25, 1994.

          On July 25, 1994, Thrifty sold all of its shares to three of the Company's directors ("Acquisition Group"). The Acquisition Group owns 43.5% of the outstanding common stock of the Company at December 31, 1996. The Company paid directors fees and certain expenses to the Acquisition Group of $180,000, $180,000 and $256,530
          during 1996, 1995 and 1994, respectively.

          At December 31, 1996 and 1995, mortgage loans receivable from directors, officers and employees amounted to $336,101 and $462,068, respectively, all of which are collateralized by real property.










                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note P - Lease Obligations:

          Effective January 1, 1996, the Company entered into a lease ("the Paramus Lease") at 95 Route 17 South, Paramus, New Jersey. The Paramus Lease expires on December 31, 2005. The Company has an option to terminate the Paramus Lease after six years, and an option to extend the Paramus Lease for an additional five years after the initial lease term expires. The Company will pay a base annual rental of $371,745 through December 31, 2000 and $416,805 thereafter until the Paramus Lease expires. Additional charges for electricity and escalation of certain operating costs apply. In 1996, rent expense paid by the Company on the Paramus Lease was $310,000.

          Through March 31, 1996, the Company was party to a lease ("the Newark Lease") with Fairmount Central Urban Renewal Corporation ("Fairmount"), a subsidiary of MCAIC, for the lease of the office building in which the Company and its subsidiaries formerly operated. Rent of $324,000 per year, subject to adjustment for property taxes in excess of $200,000, was paid by the Company, along with other costs as defined in the Newark Lease.

          Effective March 31, 1996, the Company entered into a Mutual Release Agreement (the "Release") with Fairmount, Property-Casualty Company of MCA and MCAIC. Pursuant to the terms of the Release, the Newark Lease was terminated in exchange for $132,000.

          The Newark Lease was to run to December 31, 2011. The Release also enabled the Company to terminate the Joint Service Agreement ("JSA") (See Note Q "Insolvency of MCA Insurance Company"). Concurrent with the execution of the Release in 1996, the Company charged off $227,000 in leasehold improvements at that facility.

          In 1996, 1995 and 1994, rent expense paid by the Company (net of amounts paid by MCAIC) on the Newark Lease was $75,000, $252,000 and $261,000, respectively.





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

          The JSA entered into as part of the Settlement was retroactive to May 1, 1994 and provided for the rendering of certain services by the parties to the JSA and amounts due for these services, as well as the sharing of certain common expenses. Common expenses emanate from the parties' co-tenancy in the office building in which the parties' principal offices resided. The JSA was terminated effective March 31, 1996 as part of the Release for the Newark Lease.

          In relation to the insolvency of MCAIC, there are no additional liabilities, contingent or otherwise, which require accrual or disclosure in the accompanying financial statements.









             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
              SCHEDULE I.  SUMMARY OF INVESTMENTS-
            OTHER THAN INVESTMENTS IN RELATED PARTIES
                      at December 31, 1996



     Column A               Column B      Column C     Column D
                                                       Amount at
                                                      which shown
                                                        in the
                             Cost(a)       Market    balance sheet

Type of investment

Fixed maturity securities
 available-for-sale:

United States Government
 and government agencies
 and authorities           $42,445,695   $42,760,052  $42,760,052
Industrial and
 miscellaneous               4,668,881     4,617,591    4,617,591
Public utilities               542,480       549,450      549,450

Total fixed maturities      47,657,056                 47,927,093

Mortgage loans on real
 estate                        634,492                    634,492

Short-term investments,
 available-for-sale          1,745,455     1,745,455    1,745,455

Total investments          $50,037,003                $50,307,040


Note: (a) Represents original cost of investments reduced by repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.












                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                 OF REGISTRANT (PARENT COMPANY)



                         BALANCE SHEETS

                                                December 31,
                                          1996             1995

Assets:

  Cash and cash equivalents           $   354,465     $     -

  Investments in subsidiaries          25,614,714      25,072,857

  Insurance premiums receivable         7,538,716       7,018,662

  Deferred tax asset                    2,075,535           -

  Other assets                          3,868,956       1,444,902

         Total assets                 $39,452,386     $33,536,421

Liabilities and shareholders' equity:

  Indebtedness to subsidiaries        $15,563,850     $13,968,869

  Other liabilities                     5,102,885       5,486,476

         Total liabilities             20,666,735      19,455,345

  Shareholders' equity                 18,785,651      14,081,076
         Total liabilities and
           shareholders' equity       $39,452,386     $33,536,421



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




                           (Continued)

             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                 OF REGISTRANT (PARENT COMPANY)

                    STATEMENTS OF OPERATIONS

                                          For the years ended December 31,
                                          1996          1995       1994

Revenues:

  Motor Club membership fees          $   21,481   $      113   $  35,566
  Commission income                        9,960       10,093       8,425
  Realized gain on sale of
   subsidiary                            702,419        -           -
  Other income (1)                       135,704      157,012     160,576
       Total revenues                    869,564      167,218     204,567

Expenses:

  General and administrative
   expenses (2)                          (32,945)      52,759     806,473
  Discount of Note Payable to
   Receiver of MCA Insurance
   Insurance Company in
   Liquidation                             -            -        (624,850)
       Total expenses                    (32,945)      52,759     181,623

Income before
   Federal income taxes                  902,509      114,459      22,944
Benefit (provision) for
   Federal income taxes:  current        (42,324)     (38,320)     (4,420)
                          deferred     2,075,535        -           -
Total Federal income tax               2,033,211      (38,320)     (4,420)

Income before item
   shown below                         2,935,720       76,139      18,524
Equity in net income
 of subsidiaries                       2,394,388    2,340,640   5,016,123
       Net income                     $5,330,108   $2,416,779  $5,034,647

     (1)  Amount includes $31,559 (1996), $67,117 (1995)
          and $94,676 (1994) of interest due from Motor
          Club.

     (2)  Amount is net of $520,579 (1996), $223,691
          (1995) and  $335,590 (1994) of management fees
          charged to subsidiaries.

                           (Continued)


             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                 OF REGISTRANT (PARENT COMPANY)

                    STATEMENTS OF CASH FLOWS

                                                             For the years ended December 31,
                                                    1996                1995               1994

Net income                                      $5,330,108            $2,416,779         $5,034,647
Adjustments to reconcile net
  income to net cash provided by
  (utilized in) operating
  activities:
  Discount of Note due Receiver of
   MCA Insurance Company in
   Liquidation                                       -                    -                (624,850)
  Write-off of leasehold improvement
   (net) due to lease termination                  227,077                -                   -
  Depreciation expense                             309,875              248,540             286,305
  Gain on sale of subsidiary                      (702,419)               -                   -
  Accretion of bond discount                            10              (16,368)             (3,823)
  Deferred tax benefit                          (2,075,535)               -                   -

Changes in:
  Net assets of Motor Club of America
   Enterprises, Inc.                              (422,581)               -                   -
  Premiums receivable                             (520,054)          (1,487,855)           (342,333)
  Investments in subsidiaries                   (1,663,715)          (1,978,815)         (2,929,014)
  Other assets                                    (146,637)             284,074           1,344,928
  Other liabilities                                103,409             (712,909)         (1,162,720)
  Indebtedness to related parties                1,594,981            2,501,916           1,689,614
  Amounts due to MCA Insurance Company
   in Liquidation and subsidiaries                   -               (2,750,000)         (1,458,624)
Net cash provided by (utilized in)
  operating activities                           2,034,519           (1,494,638)          1,834,130

Investing activities:
  Proceeds from:
    Sale of subsidiary                           1,125,000                -                   -
    Disposal of short-term
      investments                                    -                1,665,897               -
    Disposal of fixed
      maturities                                    15,039              596,783           1,448,129
    Sale of fixed assets                            13,400
        -                   -

  Purchase of:
    Fixed maturities                                 -
     (608,402)         (1,447,525)
    Short-term investments                      (1,745,455)
        -              (1,649,740)
    Fixed assets                                (1,097,883)
     (232,003)           (114,600)
Net cash provided by (utilized in)
  investing activities                          (1,689,899)
    1,422,275          (1,763,736)

Financing activities:
  (Repayment to) borrowing from
    Midlantic Bank, N.A.                             -
   (2,750,000)          2,750,000
  Common stock issued                                9,845
        1,969               -
Net cash provided by (utilized in)
  financing activities                               9,845
   (2,748,031)          2,750,000
Increase (decrease) in cash and
  cash equivalents                                 354,465
   (2,820,394)          2,820,394
Cash and cash equivalents at
  beginning of year                                  -                2,820,394               -
Cash and cash equivalent at end of year         $  354,465           $    -              $2,820,394


Supplemental Disclosures of Cash Flow Information
(1)  Total interest paid was $8,166 (1996), $33,934 (1995) and
     $53 (1994).
(2) Total federal income taxes paid was $38,462 (1996), $52,000 (1995) and $54,227 (1994).

                         (Continued)


           MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                  SCHEDULE IV.  REINSURANCE
    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994




        Column A                  Column B      Column C     Column D     Column E    Column F
                                                                                         % of
                                                Ceded to    Assumed from               Amount
                                                  other        other                   Assumed
                                 Gross Amount   Companies    Companies    Net Amount   to Net


December 31, 1996:

  Total property and casualty
   insurance premiums earned     $52,467,156    $7,273,083   $   -        $45,194,073    0.0%

December 31, 1995:

  Total property and casualty
   insurance premiums earned     $41,051,119    $5,750,247   $   -        $35,300,872    0.0%

December 31, 1994:

  Total property and casualty
   insurance premiums earned     $37,065,794    $9,173,851   $   -        $27,891,943    0.0%




                         (Continued)


             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
              SCHEDULE V. VALUATION AND QUALIFYING
                      ACCOUNTS AND RESERVES
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994




  Column A          Column B          Column C           Column D  Column E
                                      Additions
                   Balance at   Charged to  Charged to              Balance
                   Beginning     Cost and     Other                 at end
 Description       of Period     Expenses    Accounts   Deductions of Period

Allowance for
doubtful
receivables:

December 31, 1996  $  656,083   $  -       $   -       $  614,743 $   41,340

December 31, 1995  $  439,309   $316,774   $   -       $  100,000 $  656,083

December 31, 1994  $  200,000   $239,309   $   -       $   -      $  439,309


Valuation allowance
for deferred taxes:

December 31, 1996  $2,974,408   $  -       $  722,894  $3,697,302 $   -

December 31, 1995  $5,070,974   $  -       $  682,329  $2,778,895 $2,974,408

December 31, 1994  $7,057,259   $  -       $1,309,191  $3,295,476 $5,070,974

                           (Continued)

                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                          SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY/CASUALTY INSURANCE OPERATIONS

                        For the years ended December 31, 1996, 1995 and 1994




 Column A           Column B      Column C       Column D    ColumnE    Column F   Column G
                                 Reserves for
                    Deferred     Unpaid Claims   Discount,
                     Policy       and Claim      if any,                              Net
                   Acquisition    Adjustment    Deducted in  Unearned    Earned   Investment
                      Costs         Expenses      Column C   Premiums   Premiums  Income (a)

Year ended
December 31, 1996   $ 5,761,496    $47,666,856         -   $18,934,200  $45,194,073 $2,998,897

Year ended
December 31, 1995   $ 5,069,222    $39,823,552         -   $16,838,135  $35,300,872 $2,759,337

Year ended
December 31, 1994   $ 4,166,368    $41,665,101         -   $13,554,754  $27,891,943 $2,506,701



Note:  (a)  Excludes non-insurance subsidiaries' investment
            income and realized investment gains.













                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                          SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY/CASUALTY INSURANCE OPERATIONS

                        For the years ended December 31, 1996, 1995 and 1994



 Column A                        Column H               Column I     Column J     Column K
                               Claims and Claim
                             Adjustment Expenses       Amortization    Paid
                              Incurred Related to       of deferred    Claims
                              (1)         (2)            policy      and Claim
                              Current     Prior         acquisition  Adjustment    Premium
                            Year        Years              Costs      Expenses     Written
Year ended
December 31, 1996          $28,244,599  $  903,681     $13,678,710  $24,443,589   $46,789,538

Year ended
December 31, 1995          $19,625,070  $1,112,475     $10,611,978  $19,682,580   $37,639,344

Year ended
December 31, 1994          $14,367,136  $  919,165     $ 9,353,336  $18,264,953   $31,365,121


Note:  (a)  Excludes non-insurance subsidiaries' investment
            income and realized investment gains.