Form 10-Q
period 1997-03-31
MOTOR CLUB OF AMERICA
filed 1997-05-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
March 31, 1997                                       0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
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


2,049,429 shares of Common Stock were outstanding as of May 9, 1997.


                             1 of 14

                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                        March 31,        December 31,
                                          1997               1996
     ASSETS

Investments                           $54,076,531       $50,307,040
Cash and cash equivalents               1,407,129         3,476,948
Premiums receivable                     7,609,165         7,801,583
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         20,619,797        21,767,329
Notes and accounts receivable
 - net                                    137,915           248,875
Deferred policy acquisition costs       5,634,220         5,761,496
Fixed assets - at cost, less
 accumulated depreciation               1,739,187         1,826,753
Prepaid reinsurance premiums            1,003,602         1,145,944
Deferred tax asset                      1,998,918         2,075,535
Other assets                            1,063,946         1,121,599
    Total Assets                      $95,290,410       $95,533,102

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses              $48,768,340       $47,666,856
Unearned premiums                      18,531,094        18,934,200
Other liabilities                       8,893,784        10,120,426
Federal income taxes
 payable - current                         16,768            25,969
    Total Liabilities                  76,209,986        76,747,451
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,047,504)    1,023,752         1,023,752
Paid in additional capital              1,730,508         1,730,508
Unfunded accumulated benefit
 obligation in excess of Plan assets   (4,690,900)       (4,690,900)
Net unrealized (losses) gains
 on debt securities, net of
 deferred taxes                          (357,536)          270,037
Retained earnings                      21,374,600        20,452,254
     Total Shareholders' Equity        19,080,424        18,785,651
     Total Liabilities and
       Shareholders' Equity           $95,290,410       $95,533,102


           (Financial statements should be read in
            conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                           For the Three Months Ended
                                       March 31, 1997      March 31, 1996

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $1,673,963 (1997) and
 $1,602,353 (1996))                     $12,864,339         $10,574,534
Net investment income                       850,645             752,449
Realized gains on sales
 of investments                              -                    5,410
Motor Club membership fees                   -                  332,118
Other revenues                               65,342              26,324
     Total revenues                      13,780,326          11,690,835

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $470,227 (1997) and
 $2,910,041 (1996))                       8,319,513           6,785,945
Amortization of deferred policy
 acquisition costs                        3,823,685           3,027,485
Other operating expenses                    426,996           1,508,544
Lease termination charge                     -                  359,077
Motor Club benefits                          -                   76,136
     Total losses and expenses           12,570,194          11,757,187
Income (loss) before Federal
 income taxes                             1,210,132             (66,352)

Provision for Federal
 income taxes: current                       27,337               3,475
               deferred                     260,802              -
Total provision for Federal
 income taxes                               288,139               3,475
Net income (loss)                       $   921,993         $   (69,827)
Per common share:
Net income (loss)                              $.45               ($.03)

             (Financial statements should be read in
              conjunction with the accompanying notes)


                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                                                            For the Three Months Ended
                                                   March 31, 1997                   March 31, 1996

Operating activities:
Net income (loss)                             $   921,993                      ($    69,827)
Adjustments to reconcile net income
  to net cash used in operating
  activities:
  Depreciation and net amortization               125,048                           106,026
  Gain on sale of investments                      -                                 (5,410)
  Write-off of leasehold improvement
    (net) due to lease termination                 -                                227,077
Changes in:
  Deferred policy
    acquisition costs                             127,276                           221,054
  Premiums receivable                             192,418                           759,734
  Notes and accounts
    receivable                                    110,960                           (33,036)
  Other assets                                     57,651                          (214,738)
  Losses and loss expenses                      1,101,484                         3,183,562
  Unearned premiums and
    membership fees                              (403,106)                         (798,946)
  Federal income tax - current                     (9,201)                            3,475
  Federal income tax - deferred                   260,802                            -
  Other liabilities                            (1,226,642)                       (1,154,710)
  Reinsurance recoverable on
    paid and unpaid losses                      1,147,532                        (2,648,074)
  Prepaid reinsurance premiums                    142,342                           208 353

Net cash provided by (used in)
  operating activities                                       $2,548,557                         ($  215,460)

Investing activities:
  Investments purchased                       (14,545,380)                       (2,421,461)
  Fixed assets purchased                          (21,355)                         (555,573)
  Proceeds from sales of investments            9,948,359                         2,363,309
Net cash (used in)
  investing activities                                       (4,618,376)                           (613,725)
Net decrease in cash and cash equivalents                    (2,069,819)                           (829,185)
Cash and cash equivalents at
  beginning of period                                         3,476,948                           2,630,909
Cash and cash equivalents at
  end of period                                              $1,407,129                         $ 1,801,724


Supplemental Disclosures of Cash Flow Information

Note - Interest paid was $2,646 in 1997 and $0 in 1996.
       Federal income tax paid was $36,538 in 1997 and $0 in 1996.

Non Cash Investing Activities:

Invested assets and shareholders' equity decreased by $627,573 and by $909,938 in 1997 and 1996, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.


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

       These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Registrant's 1996
Annual Report on Form 10-K.

2.  Shareholders' Equity

     Shareholders' equity at March 31, 1997 and December 31, 1996 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Per share data for the three month periods 1997 and 1996 are computed based upon 2,047,504 and 2,043,754 weighted average number of shares of common stock outstanding, respectively.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three month periods ended March 31, 1997 and 1996, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at March 31, 1997 is approximately $6.1 million.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview of Business Operations

     The Registrant provides property and casualty insurance related services through the Insurance Companies. The Registrant also operated until December 1, 1996 a motor club through Motor Club of America Enterprises, Inc. ("Enterprises"). The Insurance Companies form the largest segment of operations, which accounted for 99% of 1997 revenues. The Insurance Companies provide coverage only in the State of New Jersey.

     The Registrant anticipates continuing revenue growth in the State of New Jersey through small commercial and ancillary coverages written by Preserver as well as through new private passenger automobile ("PPA") writings by Motor Club.

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

     The Registrant also anticipates continued reductions in its operating expenses, namely through the implementation of operating efficiencies which should reduce other overhead expenditures.
New Jersey Private Passenger Automobile ("PPA") Insurance

     The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of FAIRA, if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended March 31, 1997 is 3.27 to 1. Motor Club has not received any notifications from the NJ DOBI nor made any requests of the NJ DOBI in this regard.

     In April 1997, the Governor of the State of New Jersey proposed to introduce PPA legislation, which principally would: (1) repeal the annual "flex" rate increase available to insurers, which is required by law to be no less than 3%; (2) restrict the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repeal the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replace the current rating system which assesses surcharges to insureds' policies for specific driving violations and accidents with a broader-based "multi-tiered" rating system. The Governor and Legislative leaders have indicated their intention to enact this legislation, which at this date has not yet been introduced. Enactment of this legislation as proposed could adversely affect the Registrant's profitability of this line of business.

Earnings

     Net income for the three months ended March 31, 1996 was reduced by: (1) a $359,000 or $.18 per share non-recurring charge incurred in conjunction with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated; and (2) certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation to the office building in which it now operates.

     Excluding these items, net income for the three months ended March 31, 1997 increased $305,000 or $.14 per share as compared to the same period in 1996, primarily due to a 22% growth in premium revenue coupled with a lower combined ratio. This was offset by a $285,000 increase in the provision for Federal income taxes in 1997 as compared to 1996. The combined ratio for the three months ended March 31, 1997 was 97.7% as compared to 102.8% for the same period in 1996 (as adjusted for the non-recurring charges described above).

Revenues

Insurance Premiums

     Insurance premiums increased $2,290,000 or 22% in the three months ended March 31, 1997, as compared to the same period in 1996, the result of increases in new business written, primarily new PPA.

     PPA direct premiums written in the three months ended March 31, 1997 increased $1,863,000 or 20%, as compared to the same period in 1996; Preserver's direct premiums written increased $961,000 or 56% ($814,000 or 85% of which emanated from its commercial lines products).

Net Investment Income

     Net investment income increased $98,000 or 13% in 1997 as
compared to 1996.   Average invested assets for the three month
period ended March 31, 1997 were $51,577,000 as compared to $43,479,000 for the same period in 1996. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.19% for the three months ended March 31, 1997 as compared to 6.60% for the same period in 1996.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $1,534,000 or 23% in the three months ended March 31, 1997 as compared to the same period in 1996.

     The Insurance Companies' combined loss and loss expense ratio was 64.7% for the three months ended March 31, 1997, as compared to 64.2% for the same period in 1996. During the 1996 first quarter, losses and loss expenses incurred were increased by $650,000 due to winter storm losses, which increased the loss and loss expense ratio by 6.1 points. Excluding these winter storms, the loss and loss expense ratio was 58.1% in 1996.

     The increase in losses and loss expenses incurred and loss and loss expense ratio in 1997 as compared to 1996 (as adjusted) is primarily due to the increased amounts of new PPA business which Motor Club is writing. The PPA loss and loss expense ratio was 66.5% in 1997 as compared to 54.7% in 1996. These increases in loss and loss expense ratio have been offset by improved loss experience in the Preserver business. Excluding the 1996 winter storm losses, the Preserver loss and loss expense ratio was 58.9% in 1997 as compared to 69.1% in 1996.

     Despite the higher loss and loss expense ratios on a comparative basis, no significant adverse trends were experienced or identified during the three months of 1997.
Amortization of Deferred Policy Acquisition Costs

     Amortization of deferred policy acquisition costs increased
$796,000 or 26% in the three months ended March 31, 1997 as compared to the same period in 1996, which generally corresponds to the premium growth previously described.

Other Operating Expenses

     Other operating expenses in 1996 included certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation.

     Excluding these non-recurring charges, other operating expenses decreased $754,000 or 64% in the three months ended March 31, 1997 as compared to the same period in 1996. This decrease in expenses allowed for a decrease in the expense ratio to 33.1% for the three months ended March 31, 1997 as compared to 38.6% (as adjusted for the non-recurring charge described above and the $359,000 non-recurring lease termination charge incurred by the Registrant in 1996) for the same period in 1996.

     The Registrant remains committed to reducing its expense ratio by increasing revenues while limiting increases in its overhead expenditures. The aforementioned headquarters relocation has also enabled the Registrant to realize expense savings in overhead expenditures related to its facilities in the three months ended March 31, 1997.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at March 31, 1997 is $9.32 per share, as compared to $9.17 per share at December 31, 1996. The increase in book value from December 31, 1996 is due to the three month earnings described previously, offset by a decrease of $628,000 or $.31 per share (net of deferred taxes of $184,000 or $.09 per share) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

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

Operating and Investing Activities

     Net cash provided by and used in operating activities were $2,549,000 and $215,000 in the three months ended March 31, 1997 and 1996, respectively. Cash flow provided by operating activities in the three months ended March 31, 1997 reflects the growth in the Insurance Companies' premium revenue, combined with the reduction in overhead expenses described previously.

     Net cash utilized in investing activities was $4,618,000 in 1997 and $614,000 in 1996. The amounts used in 1997 reflect the investment of cash provided by operating activities in both the current three month and prior periods.

     No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

     The Registrant has maintained an investing philosophy during 1997 consistent with past practices and described in detail in its 1996 Annual Report on Form 10-K. Investment mix and portfolio duration as of March 31, 1997 have remained stable as compared to December 31, 1996. Management anticipates maintaining this approach to investing for the foreseeable future.

Financing Activities

     The Registrant paid no dividend on its common stock in 1997 or 1996.

     The Registrant has no material outstanding capital commitments which would require additional financing.

Recent Accounting Pronouncements

     The Registrant has calculated basic and diluted earnings per share ("EPS"), as defined in SFAS No. 128 - Earnings per Share. The Registrant has determined, based on its interpretation of information currently available, that such amounts do not differ materially from primary EPS, which is reflected in the Registrant's Statement of Operations for the years presented. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented.
                             PART II
                        OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

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

Dated:  May 14, 1997