Form 10-Q
period 1997-06-30
MOTOR CLUB OF AMERICA
filed 1997-08-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
June 30, 1997                                        0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
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


2,091,429 shares of Common Stock were outstanding as of August 12, 1997.



                             1 of 16

                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES



            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                        June 30,         December 31,
                                          1997               1996
     ASSETS
Investments                           $54,064,215       $50,307,040
Cash and cash equivalents               3,748,245         3,476,948
Premiums receivable                     7,678,718         7,801,583
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         18,281,878        21,767,329
Notes and accounts receivable
 - net                                    133,600           248,875
Deferred policy acquisition costs       5,531,812         5,761,496
Fixed assets - at cost, less
 accumulated depreciation               1,690,189         1,826,753
Federal income tax
 recoverable - current                     10,290            -
Prepaid reinsurance premiums              893,495         1,145,944
Deferred tax asset                      1,515,928         2,075,535
Other assets                            1,059,049         1,121,599
    Total Assets                      $94,607,419       $95,533,102

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $46,375,658       $47,666,856
Unearned premiums                      18,131,390        18,934,200
Other liabilities                       9,509,348        10,120,426
Federal income taxes
 payable - current                         -                 25,969
    Total Liabilities                  74,016,396        76,747,451
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,091,429
 (1997) and 2,047,504 (1996))           1,045,715         1,023,752
Paid in additional capital              1,943,829         1,730,508
Unfunded accumulated benefit
 obligation in excess of Plan assets   (4,690,900)       (4,690,900)
Net unrealized gains
 on debt securities, net of
 deferred taxes                            49,592           270,037
Retained earnings                      22,242,787        20,452,254
     Total Shareholders' Equity        20,591,023        18,785,651
     Total Liabilities and
       Shareholders' Equity           $94,607,419       $95,533,102

           (Financial statements should be read in
            conjunction with the accompanying notes)


                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES


         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                         For the Six Months Ended        For the Three Months Ended
                                      June 30, 1997     June 30,1996    June 30,1997    June 30,1996

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $3,553,484, $3,317,078
 $1,879,521 and $1,714,725)            $25,578,958        $21,696,829    $12,714,619     $11,122,295
Net investment income                    1,706,920          1,486,467        856,275         734,018
Realized gains on sales
 of investments                              -                  5,410          -              -
Motor Club membership fees                   -                658,104          -             325,986
Other revenues                             119,082             69,729         53,740          43,405
     Total revenues                     27,404,960         23,916,539     13,624,634      12,225,704

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $794,461, $6,467,044,
 $324,234 and $3,557,003)               16,498,307         13,850,881      8,178,794       7,064,936
Amortization of deferred policy
 acquisition costs                       7,601,640          6,210,244      4,030,499       3,182,759
Other operating expenses                   928,023          2,445,913        248,483         937,369
Lease termination charge                     -                359,077         -               -
Motor Club benefits                          -                146,551         -               70,415
     Total losses and expenses          25,027,970         23,012,666     12,457,776      11,255,479
Income before Federal
 income taxes                            2,376,990            903,873      1,166,858         970,225

Provision for Federal
 income taxes: current                      52,441             23,042         25,104          19,567
               deferred                    534,016             -             273,214           -
Total provision for Federal
 income taxes                              586,457             23,042        298,318          19,567
Net income                             $ 1,790,533        $   880,831    $   868,540     $   950,658

Per common share:
Net income                                    $.87              $ .43           $.42            $.46


             (Financial statements should be read in
              conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES



         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                             For the Six Months Ended
                                                   June 30, 1997                    June 30, 1996
Operating activities:
Net income                                    $ 1,790,533                        $  880,831
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and net amortization               281,804                           224,835
  Gain on sale of investments                      -                                 (5,410)
  Write-off of leasehold improvement
    (net) due to lease termination                 -                                227,077
  Loss on disposal of fixed assets                 -                                 13,400
Changes in:
  Deferred policy
    acquisition costs                             229,684                            38,488
  Premiums receivable                             122,865                           513,679
  Notes and accounts
    receivable                                    115,275                            19,002
  Other assets                                     62,109                            89,423
  Losses and loss expenses                     (1,291,198)                        6,612,913
  Unearned premiums and
    membership fees                              (802,810)                         (471,623)
  Federal income tax - current                    (36,259)                          (15,420)
  Federal income tax - deferred                   534,016                            -
  Other liabilities                              (611,078)                       (1,122,254)
  Reinsurance recoverable on
    paid and unpaid losses                      3,485,451                        (5,246,015)
  Prepaid reinsurance premiums                    252,449                           337 416
Net cash provided by
  operating activities                                       $4,132,841                          $2,096,342

Investing activities:
  Investments purchased                       (42,799,465)                       (5,192,098)
  Fixed assets purchased                          (83,328)                         (656,864)
  Proceeds from sales of investments           38,785,965                         3,650,699
Net cash (used in)
  investing activities                                       (4,096,828)                         (2,198,263)

Financing activities:
  Common stock issued                             235,284                             6,891
  Net cash provided by financing activities                     235,284                               6,891
Net increase (decrease) in cash and
  cash equivalents                                              271,297                             (95,030)
Cash and cash equivalents at
  beginning of period                                         3,476,948                           2,630,909
Cash and cash equivalents at
  end of period                                              $3,748,245                          $2,535,879


Supplemental Disclosures of Cash Flow Information

Note -    Interest paid was $5,013 in 1997 and $0 in
          1996.
          Federal income tax paid was $88,700 in 1997 and $38,462 in 1996.

Non Cash Investing Activities:

Invested assets and shareholders' equity decreased by $220,445 and by $1,312,305 in 1997 and 1996, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

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

2.  Shareholders' Equity

     Shareholders' equity at June 30, 1997 and December 31, 1996 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Per share data for 1997 are computed based upon 2,056,111 and 2,064,719 weighted average number of shares of common stock outstanding for the six and three month periods, respectively.

     Per share data for 1996 are computed based upon 2,044,255 and 2,044,755 weighted average number of shares outstanding for the six and three months periods, respectively.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the six month periods ended June 30, 1997 and 1996, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at June 30, 1997 is approximately $4.8 million.

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

     The Registrant anticipates continuing revenue growth in the State of New Jersey through small commercial and ancillary coverages written by Preserver as well as, on a more limited basis, through new private passenger automobile ("PPA") writings by Motor Club.

     The Registrant seeks to increase its identification as a provider of small commercial lines insurance. The Registrant also seeks to expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies. The Registrant expects to pursue these objectives during 1997 and beyond.

New Jersey Private Passenger Automobile Insurance

     The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of FAIRA, if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended June 30, 1997 is 3.12 to 1.
Motor Club has not received any notifications from the NJ DOBI nor made any requests of the NJ DOBI in this regard.

     In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repeals the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaces it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all personal auto insurance rates until March 1998; (2) restricts the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repeals the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaces the current rating system which assesses surcharges to insureds' policies for specific driving violations and accidents with a broader-based "multi-tiered" rating system.

     The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business. Consistent with this history, the enacted legislation, current rate freeze and ongoing volatility could adversely affect the Registrant's long-term profitability in this line of business.

Earnings

Six Months

     Net income for the six months ended June 30, 1996 was reduced by: (1) a $359,000 or $.18 per share non-recurring charge incurred in conjunction with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated; and (2) certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation. In addition, the provision for deferred Federal income taxes increased by $534,000 in 1997 as compared to 1996, the result of the Registrant's recognition (at December 31, 1996) and subsequent realization of deferred tax assets, which consist primarily of NOL carryforwards.

     Excluding these items, net income for the six months ended June 30, 1997 increased $757,000 or $.36 per share as compared to the same period in 1996, primarily due to a 18% growth in premium revenue coupled with a lower combined ratio. The combined ratio (as adjusted for the non-recurring charges in 1996 described above) for the six months ended June 30, 1997 was 97.8% as compared to 99.5% for the same period in 1996.

Three Months

     Net income for the three months ended June 30, 1997 was decreased $82,000 or $.04 per share compared to the same period in 1996, primarily due to a $273,000 increase in the provision for deferred Federal income taxes in 1997 as compared to 1996, as described above.

     Excluding the provision for deferred Federal income taxes, net income for the three months ended June 30, 1997 increased $197,000 or $.09 per share as compared to the same period in 1996, primarily due to a 14% growth in premium revenue coupled with a lower combined ratio. The combined ratio for the three months ended June 30, 1997 was 98.0% as compared to 99.5% for the same period in 1996.

Revenues

Insurance Premiums

     Insurance premiums increased $3,882,000 or 18% in the six months ended June 30, 1997 and $1,592,000 or 14% in the three months ended June 30, 1997, as compared to the same period in 1996, the result of increases in new business written, primarily new PPA. However, insurance premiums decreased by $150,000 or 1% in the three months ended June 30, 1997 as compared to the three months ended March 31, 1997, the results of decreases in new PPA business written.

     In the six months ended June 30, 1997 as compared to the same period in 1996, direct premium written increased $3,771,000 or 16%; Motor Club's increased by $2,210,000 or 11%, while Preserver's direct premiums written increased $1,561,000 or 36% ($1,303,000 or 83% of which emanated from its commercial lines products).

     In the second quarter of 1997 as compared to the same period in 1996, direct premium written increased $948,000 or 7%; Motor
Club's increased by $348,000 or 3%, while Preserver's increased by $600,000 or 23% ($489,000 or 82% of which emanated from its commercial lines products).

     In the second quarter of 1997 as compared to the first quarter of 1997, direct premium written increased by $56,000 or less than 1%; Motor Club's decreased by $522,000 or 5%, while Preserver's increased by $578,000 or 22% ($430,000 or 74% of which emanated from its commercial lines products).

Net Investment Income

     Net investment income increased $220,000 or 15% and $122,000 or 17% for the six and three months ended June 30, 1997 as compared to the same periods in 1996, respectively. Average invested assets for the six month period ended June 30, 1997 were $51,297,000 as compared to $44,234,000 for the same period in 1996. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.25% for the six months ended June 30, 1997 as compared to 6.39% for the same period in 1996.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $2,647,000 or 19% and $1,114,000 or 16% in the six and three months ended June 30, 1997 as compared to 1996, respectively. The Insurance Companies' combined loss and loss expense ratios were 64.5% and 64.3% for the six and three months ended June 30, 1997, as compared to 63.8% and 63.5% for the same period in 1996, respectively. During the 1996 first quarter, losses and loss expenses incurred were increased by $635,000 due to winter storm losses, which increased the loss and loss expense ratio by 2.9 points. Excluding these winter storms, the loss and loss expense ratio was 60.9% for the six months ended June 30, 1996.

     The increase in losses and loss expenses incurred and loss and loss expense ratio in 1997 as compared to 1996 (as adjusted) is primarily due to the increased amounts of new PPA business which Motor Club is writing. The PPA loss and loss expense ratio was 65.7% in 1997 as compared to 56.8% in 1996. The increase in the PPA loss and loss expense ratio has been offset by improved loss experience in the Preserver business. Excluding the 1996 winter storm losses, the Preserver loss and loss expense ratio was 60.2% in 1997 as compared to 75.6% in 1996.

     Apart from the higher PPA loss ratios during the six months and second quarter of 1997 as compared to the same periods in 1996 (which were expected), no significant adverse trends were experienced or identified during the six months and second quarter of 1997.

Amortization of Deferred Policy Acquisition Costs

     Amortization of deferred policy acquisition costs increased $1,391,000 or 22% and $847,000 or 27% in the six and three months ended June 30, 1997 as compared to the same periods in 1996, respectively, which generally correspond to the premium growth previously described.

Other Operating Expenses

     Other operating expenses in 1996 included certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation.

     Excluding these non-recurring charges, other operating expenses decreased $1,549,000 or 63% and $689,000 or 73% in the six and three months ended June 30, 1997 as compared to the same periods in 1996, respectively. This decrease in expenses allowed for a decrease in the expense ratio to 33.3% and 33.7% for the six and three months ended June 30, 1997 as compared to 35.6% (as adjusted for the non-recurring charge described above and the $359,000 non-recurring lease termination charge incurred by the Registrant in 1996) and 36.0% for the same periods in 1996, respectively.

     The Registrant remains committed to reducing its expense ratio by increasing revenues while limiting increases or reducing its overhead expenditures, namely through the implementation of technology and operating efficiencies.

     In August 1997, the Registrant completed its information technology conversion to a smaller, more contemporary computing platform for its claims, billing and management reporting systems. Completion of this conversion is expected to be the primary catalyst to enable the Registrant to pursue these additional future expense savings and expense ratio reductions in 1997 and beyond, particularly through agency automation.

     The aforementioned headquarters' relocation has also enabled the Registrant to realize expense savings in overhead expenditures related to its facilities in the six and three months ended June
30, 1997.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at June 30, 1997 is $9.85 per share, as compared to $9.32 per share at March 31, 1997 and $9.17 per share at December 31, 1996. These increases in book value are principally due to the six and three month earnings described previously, and: 1) in the six months ended June 30, 1997, offset by a decrease of $220,000 or $.11 per share (net of deferred taxes of $25,000 or $.01 per share) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115; and 2) in the three months ended June 30, 1997, an increase of $407,000 (net of deferred taxes of $209,000 or $.10 per share) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS NO. 115.

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

Operating and Investing Activities

     Net cash provided by and operating activities were $4,133,000 and $2,096,000 in the six months ended June 30, 1997 and 1996, respectively. Cash flow provided by operating activities in both periods reflects the growth in the Insurance Companies' premium revenue, combined with the reduction in overhead expenses described previously.

     Net cash utilized in investing activities was $4,097,000 in 1997 and $2,198,000 in 1996. The amounts used in 1997 reflect the investment of cash provided by operating activities in both the current six and three month and prior periods.

     No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

     The Registrant has maintained an investing philosophy during 1997 consistent with past practices and described in detail in its 1996 Annual Report on Form 10-K. Investment mix and portfolio duration as of June 30, 1997 have remained stable as compared to December 31, 1996. Management anticipates maintaining this approach to investing for the foreseeable future.

Financing Activities

     Net cash provided by financing activities was $235,000 for the six months ended June 30, 1997, reflecting the exercise of certain employee stock options during that period.

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

Dated:  August 13, 1997