Form 10-Q
period 1997-09-30
MOTOR CLUB OF AMERICA
filed 1997-11-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
September 30, 1997                                   0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
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


2,094,429 shares of Common Stock were outstanding as of November 13, 1997.


                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES



            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

                                      September 30,      December 31,
                                          1997               1996
     ASSETS
Investments                           $58,927,935       $50,307,040
Cash and cash equivalents               2,385,404         3,476,948
Premiums receivable                     7,128,016         7,801,583
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         18,171,432        21,767,329
Notes and accounts receivable
 - net                                    112,931           248,875
Deferred policy acquisition costs       5,273,653         5,761,496
Fixed assets - at cost, less
 accumulated depreciation               1,658,099         1,826,753
Federal income tax
 recoverable - current                     63,539            -
Prepaid reinsurance premiums              444,016         1,145,944
Deferred tax asset                      1,067,811         2,075,535
Other assets                            1,056,143         1,121,599
    Total Assets                      $96,288,979       $95,533,102

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $48,655,027       $47,666,856
Unearned premiums                      17,061,295        18,934,200
Other liabilities                       8,812,067        10,120,426
Federal income taxes
 payable - current                         -                 25,969
    Total Liabilities                  74,528,389        76,747,451
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,091,429
 (1997) and 2,046,379 (1996))           1,045,715         1,023,752
Paid in additional capital              1,943,829         1,730,508
Unfunded accumulated benefit
 obligation in excess of Plan assets   (4,690,900)       (4,690,900)
Net unrealized gains
 on debt securities, net of
 deferred taxes                           374,335           270,037
Retained earnings                      23,087,611        20,452,254
     Total Shareholders' Equity        21,760,590        18,785,651
     Total Liabilities and
       Shareholders' Equity           $96,288,979       $95,533,102

           (Financial statements should be read in
            conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)
                                          For the Nine Months Ended                 For the Three Months Ended
                                   September 30, 1997  September 30, 1996     September 30, 1997   September 30, 1996
  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $5,265,869; $5,357,968
 $1,712,385 and $2,040,890)            $38,214,590        $33,409,805           $12,635,632            $11,712,976
Net investment income                    2,653,173          2,265,322               946,253                778,855
Realized gains on sales
 of investments                              -                  5,410                 -                      -
Motor Club membership fees                   -                980,540                 -                    322,436
Other revenues                             168,005             94,156                48,923                 24,427
     Total revenues                     41,035,768         36,755,233            13,630,808             12,838,694

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $2,401,641, $7,019,809,
 $1,607,180 and $552,765)               25,203,606         21,455,430             8,705,299              7,604,549
Amortization of deferred policy
 acquisition costs                      11,085,228          9,354,776             3,483,588              3,144,532
Other operating expenses                 1,271,278          3,577,014               343,255              1,131,101
Lease termination charge                     -                359,077                -                       -
Motor Club benefits                          -                213,835                -                      67,284
     Total losses and expenses          37,560,112         34,960,132            12,532,142             11,947,466
Income before Federal
 income taxes                            3,475,656          1,795,101             1,098,666                891,228

Provision (benefit) for Federal
 income taxes: current                      25,273             22,271               (27,168)                  (771)
               deferred                    814,940             -                    280,924                  -
Total provision (benefit) for
  Federal income taxes                     840,213             22,271               253,756                   (771)
Net income                             $ 2,635,443        $ 1,772,830           $   844,910            $   891,999

Per common share:
Net income                                   $1.27              $ .87                  $.40                   $.44

                (Financial statements should be read in
                 conjunction with the accompanying notes)

                         MOTOR CLUB OF AMERICA
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                                                             For the Nine Months Ended
                                                September 30, 1997                 September 30, 1996

Operating activities:
Net income                                    $ 2,635,443                        $1,772,830
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and net amortization               413,908                           235,680
  Gain on sale of investments                      -                                 (5,410)
  Write-off of leasehold improvement
    (net) due to lease termination                 -                                227,077
  Loss on disposal of fixed assets                 -                                 13,400
Changes in:
  Deferred policy
    acquisition costs                             487,843                           155,690
  Premiums receivable                             673,567                           647,930
  Notes and accounts
    receivable                                    135,944                            37,373
  Other assets                                     65,014                           224,022
  Losses and loss expenses                        988,171                         7,673,689
  Unearned premiums and
    membership fees                            (1,872,905)                       (1,035,433)
  Federal income tax - current                    (89,508)                          (16,191)
  Federal income tax - deferred                   814,940                            -
  Other liabilities                            (1,308,359)                         (302,256)
  Reinsurance recoverable on
    paid and unpaid losses                      3,595,897                        (6,163,097)
  Prepaid reinsurance premiums                    701,928                           508 355
Net cash provided by
  operating activities                                       $7,241,883                          $4,051,493

Investing activities:
  Investments purchased                       (69,247,424)                       (7,138,285)
  Fixed assets purchased                         (167,739)                         (693,853)
  Proceeds from sales of investments           60,846,452                         4,637,400
Net cash (used in)
  investing activities                                       (8,568,711)                         (3,194,738)

Financing activities:
  Common stock issued                             235,284                             6,891
  Net cash provided by financing activities                     235,284                               6,891
Net increase (decrease) in cash and
  cash equivalents                                           (1,091,544)                            863,646
Cash and cash equivalents at
  beginning of period                                         3,476,948                           2,630,909
Cash and cash equivalents at
  end of period                                              $2,385,404                          $3,494,555

Supplemental Disclosures of Cash Flow Information

Note -    Interest paid was $7,096 in 1997 and $0 in 1996.
          Federal income tax paid was $114,781 in 1997 and $38,462 in 1996.

Non Cash Investing Activities:

Invested assets and shareholders' equity increased by $104,298 and decreased by $1,345,223 in 1997 and 1996, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity
Securities.

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

2.  Shareholders' Equity

     Shareholders' equity at September 30, 1997 and December 31, 1996 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Per share data for 1997 are computed based upon 2,068,045 and 2,091,429 weighted average number of shares of common stock outstanding for the nine and three month periods, respectively.

     Per share data for 1996 are computed based upon 2,044,968 and 2,046,379 weighted average number of shares outstanding for the nine and three month periods, respectively.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the nine month periods ended September 30, 1997 and 1996, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforward at September 30, 1997 is approximately $4.0 million.

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

     The Registrant seeks to increase its identification as a provider of small commercial lines insurance. Commencing in 1998, the Registrant will add, with substantial reinsurance support, workers compensation insurance to its commercial lines product offerings. The Registrant believes this product offering will improve its opportunities in the commercial lines insurance marketplace and result in increased total commercial lines premium revenue and profitability. The Registrant also seeks to expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that its objectives can be attained through the acquisition of other insurance companies. The Registrant expects to pursue these objectives during 1997 and beyond.

New Jersey Private Passenger Automobile Insurance

     The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of FAIRA, if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended September 30, 1997 is 3.03 to 1.

     In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all personal auto insurance rates until March 1998; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the current rating system which assesses surcharges to insureds' policies for specific driving violations and accidents with a broader-based "multi-tiered" rating system.

     The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business. Consistent with this history, the enacted legislation, current rate freeze and ongoing volatility could adversely affect the Registrant's long-term profitability in this line of business.

Earnings

Nine Months

     Net income for the nine months ended September 30, 1997 was $2,635,000 or $1.27 per share compared to $1,773,000 or $.87 for the comparable period of 1996. Excluding certain items described below, net income for the nine months ended September 30, 1997 increased $793,000 or $.36 per share as compared to the same period in 1996, primarily due to a 14% growth in premium revenue coupled with a lower combined ratio. The combined ratio for the nine months ended September 30, 1997 was 98.3% as compared to 100.3% for the same period in 1996 (as adjusted for the non-recurring charges in 1996 described below).

     Net income for the nine months ended September 30, 1997 was reduced by an increase in the provision for deferred Federal income taxes of $815,000 over the comparable period of 1996, the result of the Registrant's recognition (at December 31, 1996) and subsequent realization of deferred tax assets, which consist primarily of NOL carryforwards.

     Net income for the nine months ended September 30, 1996 was reduced by: (1) a $359,000 or $.18 per share non-recurring charge incurred in conjunction with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated; (2) certain non-recurring operational expenses (totaling $328,000 or $.16 per share) relating to the Registrant's tenancy at its former office building and relocation; and (3) a $197,000 or $.10 per share charge incurred associated with the settlement of a previously reported dispute with a reinsurer of Motor Club.

Three Months

     Net income for the three months ended September 30, 1997 was $845,000 or $.40 per share compared to $892,000 or $.44 per share for the same period in 1996. Net income in 1997 was decreased by the provision for deferred Federal income taxes of $281,000 for the reasons described above. Net income for the three months ended September 30, 1996 was reduced by a $197,000 or $.10 per share change incurred associated with the settlement of a previously reported dispute with a reinsurer of Motor Club. Excluding these items, net income for the three months ended September 30, 1997 increased $37,000 or $.01 per share compared to the same period in 1996, primarily due to an 8% growth in premium revenue coupled with a lower combined ratio. The combined ratio for the three months ended September 30, 1997 was 99.2% as compared to 100.4% for the same period in 1996.

Revenues

Insurance Premiums

     Insurance premiums increased $4,805,000 or 14% in the nine months ended September 30, 1997 and $923,000 or 8% in the three months ended September 30, 1997, as compared to the same periods in 1996, the result of increases in new business written, primarily new PPA.

     In the nine months ended September 30, 1997 as compared to the same period in 1996, direct premium written increased $4,062,000 or 11%; Motor Club's increased by $2,457,000 or 8%, while Preserver's direct premiums written increased $1,605,000 or 24% ($1,210,000 or 75% of which emanated from its commercial lines products).
     In the third quarter of 1997 as compared to the same period in 1996, direct premium written increased $291,000 or 2%; Motor Club's increased by $247,000 or 2%, while Preserver's increased by $44,000 or 2%.

     Effective July 1, 1997, the Registrant significantly reduced the premium rate it pays for excess of loss reinsurance. The Registrant also increased its retention for property excess of loss reinsurance at that date, which contributed to the reduction in rate and is described further in Losses and Loss Expenses Incurred. During the three months ended September 30, 1997, the Registrant realized reinsurance premium savings of $159,000 as a result of the changes described. The Registrant anticipates greater savings from the changes in these programs in the fourth quarter 1997 as a result of Preserver's bulk renewal.

Net Investment Income

     Net investment income increased $388,000 or 17% and $167,000 or 21% for the nine and three months ended September 30, 1997 as compared to the same periods in 1996, respectively, due to higher average invested assets in both periods. Average invested assets for the nine month period ended September 30, 1997 were $53,527,000 as compared to $44,711,000 for the same periods in 1996. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.21% for the nine months ended September 30, 1997 as compared to 6.38% for the same periods in 1996.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $3,748,000 or 17% and $1,101,000 or 14% in the nine and three months ended September 30, 1997 as compared to 1996, respectively. The Insurance Companies' combined loss and loss expense ratios were 66.0% and 68.9% for the nine and three months ended September 30, 1997, as compared to 64.2% and 64.9% for the same periods in 1996, respectively. During the 1996 first quarter, losses and loss expenses incurred were increased by $635,000 due to winter storm losses, which increased the loss and loss expense ratio by 1.9 points. Excluding these winter storms, the loss and loss expense ratio was 62.3% for the nine months ended September 30, 1996.

     The PPA loss and loss expense ratio was 67.6% for the nine months ended September 30, 1997 as compared to 59.7% in 1996. The increase in losses and loss expenses incurred and loss and loss expense ratio in 1997 as compared to 1996 (as adjusted) is primarily due to the increased amounts of new PPA business which Motor Club is writing. In addition, during the three months ended September 30, 1997, additional loss development increased the PPA loss ratio to 71.4% for the three months ended September 30, 1997 as compared to 65.1% in 1996.

     The increase in the PPA loss and loss expense ratio has been offset by improved loss experience in the Preserver business. Excluding the 1996 winter storm losses, the Preserver loss and loss expense ratio was 60.4% in 1997 as compared to 71.1% in 1996.

     Apart from the higher PPA loss ratios noted during the nine months and third quarter of 1997 as compared to the same periods in 1996 (which were expected), no significant adverse trends were experienced or identified during the nine months and third quarter of 1997.

     Effective July 19, 1997, the Registrant increased its retention on property excess of loss reinsurance from $75,000 to $100,000. During the three months ended September 30, 1997, the increased retention resulted in an increase in losses and loss expenses incurred of $25,000.

Amortization of Deferred Policy Acquisition Costs

     Amortization of deferred policy acquisition costs increased $1,730,000 or 18% and $339,000 or 11% in the nine and three months ended September 30, 1997 as compared to the same periods in 1996, respectively, which generally correspond to the growth in premium previously described.

Other Operating Expenses

     Other operating expenses for the nine months ended September 30, 1996 included certain non-recurring operational expenses (totaling $687,000 or $.34 per share) relating to the Registrant's tenancy at its former office building and relocation. In addition, such expenses included $197,000 or $.10 per share resulting from the aforementioned settlement with a reinsurer of Motor Club.

     Excluding these non-recurring charges, other operating expenses decreased $1,422,000 or 53% and $591,000 or 63% in the nine and three months ended September 30, 1997 as compared to the same periods in 1996, respectively. This decrease in expenses allowed for a decrease in the expense ratio to 32.3% and 30.3% for the nine and three months ended September 30, 1997 as compared to 36.1% and 33.9% for the same periods in 1996, respectively (as adjusted for the non-recurring charges described above).

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

     The aforementioned headquarters' relocation has also enabled the Registrant to realize expense savings in overhead expenditures related to its facilities in the nine and three months ended
September 30, 1997.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at September 30, 1997 is $10.40 per share, as compared to $9.85 per share at June 30, 1997 and $9.17 per share at December 31, 1996. These increases in book value are principally due to the earnings described previously, and in the nine and three months ended September 30, 1997, an increase of $104,000 or $.05 per share (net of deferred taxes) and $325,000 or $.16 per share (net of deferred taxes), respectively, in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

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

Operating and Investing Activities

     Net cash provided by operating activities were $6,984,000 and $4,051,000 in the nine months ended September 30, 1997 and 1996, respectively. Cash flow provided by operating activities in both periods reflects the growth in the Insurance Companies' premium revenue, combined with the reduction in overhead expenses described previously.

     Net cash utilized in investing activities was $8,569,000 in 1997 and $3,195,000 in 1996. The amounts used in 1997 reflect the investment of cash provided by operating activities in both the current nine and three month and prior periods.

     No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

     The Registrant has maintained an investing philosophy during 1997 consistent with past practices and described in detail in its 1996 Annual Report on Form 10-K. Investment mix and portfolio duration as of September 30, 1997 have remained stable as compared to December 31, 1996. Management anticipates maintaining this approach to investing for the foreseeable future.

Financing Activities

     Net cash provided by financing activities was $235,000 for the nine months ended September 30, 1997, reflecting the exercise of certain employee stock options during that period.

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


                                   MOTOR CLUB OF AMERICA
                                   REGISTRANT



                                   Stephen A. Gilbert
                               By: Stephen A. Gilbert
                                   President




                                   Patrick J. Haveron
                               By: Patrick J. Haveron
                                   Executive Vice President -
                                   Chief Financial Officer
                                   and Chief Accounting
                                   Officer

Dated:  November 14, 1997