Form 10-K405
period 1997-12-31
MOTOR CLUB OF AMERICA
filed 1998-03-31
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end       Commission File Number
 December 31, 1997                   0-671

                      MOTOR CLUB OF AMERICA
   (Exact name of registrant as specified in its charter)

        New Jersey                 22-0747730
  (State of incorporation)   (I.R.S. Employer
                              Identification No.)

  95 Route 17 South, Paramus, New Jersey           07653
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code
(201) 291-2000

Securities registered pursuant to Section 12(b) of the Act:
                            None

 Securities registered pursuant to Section 12(g) of the Act:
           Common Stock (par value) $.50 per share

                      (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting Common Stock (par value $.50 per share) held by non-affiliates on March 26, 1998 was $18,195,869 based on the closing selling price.

2,095,929 shares of Common Stock were outstanding as of March 26, 1998.

Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement issued in conjunction with the June 10, 1998 Annual Meeting of Shareholders (Part III).


                    MOTOR CLUB OF AMERICA
                 ANNUAL REPORT ON FORM 10-K
                      DECEMBER 31, 1997


          PART I                                   PAGE

ITEM 1.   BUSINESS                                   3
ITEM 2.   PROPERTIES                                25
ITEM 3.   LEGAL PROCEEDINGS                         25
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                          25

          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS          27
ITEM 6.   SELECTED FINANCIAL DATA                  28
ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                28
ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                       42
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                     42

          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT                           42
ITEM 11.  EXECUTIVE COMPENSATION                   42
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN            42
          BENEFICIAL OWNERS AND MANAGEMENT         42
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                             42

          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
          SCHEDULES AND REPORTS ON FORM 8-K        43

Cautionary Statement

          This Report on Form 10-K contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy.
Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with Motor Club of America's entry into new markets; diversification; catastrophic events; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede Motor Club of America's ability to charge adequate rates. Accordingly, Motor Club of America's premium growth and underwriting results have been and will continue to be potentially materially affected by these factors.



                           PART I

Item 1. Business

 (a) General Development of Business

          Motor Club of America ("the Registrant") and a group of affiliated corporations, of which the Registrant is parent, are known as the "Motor Club of America Companies" (the "Motor Club of America Group") and provide property and casualty insurance services. The Registrant, incorporated in New Jersey in 1933 as "Automobile Association of New Jersey", is the successor to a New Jersey corporation organized in 1926. The present name was adopted in 1958.

          The Registrant has two subsidiaries which write property and casualty insurance, Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver"). Motor Club writes private passenger automobile ("PPA") business; Preserver writes small commercial, homeowners and ancillary coverages. Motor Club and Preserver are collectively referred to as the "Insurance Companies". The Insurance Companies are domiciled in the State of New Jersey.

          The Registrant seeks to increase its identification as a provider of small commercial lines insurance and has continued to expand its product line in support of this objective. The Registrant also seeks to expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to pursue these objectives during 1998 and beyond.

(b)  Financial Information About Industry Segments

          The Registrant does not have any reportable industry segments for the three fiscal years reported in this Form 10-
K.

(c)  Narrative Description of Business
          See Items 1 (a) and 7.

Fire and Casualty Insurance Operations

General

          The Insurance Companies distribute insurance policies and generate premium revenue through approximately
160 independent producers in New Jersey.

          The Registrant anticipates continuing its emphasis of the small commercial and ancillary coverages written by Preserver in the State of New Jersey. Commencing in 1998, Preserver is offering workers' compensation insurance as part of its commercial lines product offerings, along with product offerings in boiler and machinery and umbrella coverages which were enhanced in 1997. New PPA writings by Motor Club are expected to continue as well.

          Preserver has sought to increase its identity as a commercial lines market through these product improvements as well as a new corporate identification program, specifically, its "Preserver - The Business Advantage" logo. The Registrant believes these improvements, combined with Preserver's existing product line, enable Preserver to offer a broad, competitive product line which will grow steadily in the future.

          Since January 1, 1996, Preserver and Motor Club have participated in an intercompany pooling agreement under which their property and casualty business is combined. In both 1996 and 1997, Preserver's participation in the pooling was 30% and Motor Club's 70%. The Insurance Companies have a pooled rating of B+ (Very Good) by A.M. Best Company, Inc. ("Best"). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best rating is an important factor in marketing the Insurance Companies' products, and in particular Preserver's, to their agents and customers.

          The following table sets forth the direct premiums written, by line of insurance, for the Insurance Companies for the last five years:

[CAPTION]


                            Direct Written Premiums
             (Amounts in Thousands - Exclusive of Service Charges)

                     1997                  1996                 1995                1994               1993
                   Direct   Percent      Direct   Percent      Direct    Percent   Direct    Percent   Direct    Percent
Program           Premium   of Total    Premium   of Total    Premium   of Total  Premium   of Total  Premium   of Total

Private Passenger
 Automobile       $43,238   74.7%    $41,055   76.0%      $32,100    73.1%    $27,636   74.4%    $30,473    87.2%
Commercial Lines    8,019   13.9%      6,744   12.5%        5,828    13.3%      4,431   12.0%      2,219     6.3%
Personal Property   6,596   11.4%      6,216   11.5%        5,972    13.6%      5,056   13.6%      2,285     6.5%
   Total          $57,853  100.0%    $54,015  100.0%      $43,900   100.0%    $37,123  100.0%    $34,977   100.0%


          The following table sets forth ratios for the Insurance Companies prepared in accordance with generally accepted accounting principles ("GAAP") and with statutory accounting practices ("SAP") prescribed or permitted by state insurance authorities. The SAP combined ratio, a standard measure of underwriting profitability, is the sum of: (i) the ratio of incurred losses and loss expenses to net earned premium ("loss ratio"); and (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium ("expense ratio"). The GAAP combined ratio is calculated in the same manner except that it is based on GAAP amounts and the denominator for each component is net earned premium.

                                                        December 31,
                                            1997         1996       1995
GAAP operating ratios:
  Loss ratio                                65.1%        64.5%      58.7%
  Expense ratio                             33.3%        37.9%      43.9%
  Combined ratio                            98.4%       102.4%     102.6%
Statutory operating ratios:
  Loss ratio                                66.3%        66.6%      59.0%
  Expense ratio                             32.4%        37.5%      40.0%
  Combined ratio                            98.7%       104.1%      99.0%

          In general, when the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio reflects underwriting results and not investment income, federal income taxes or other non-operating income or expense. The Registrant's operating income is a function of both underwriting results and investment income.

Pooling Arrangement

          Since January 1, 1996, the Insurance Companies have participated in an intercompany pooling arrangement with each other. The pooling is intended to permit a more uniform and stable underwriting result from year to year for both companies in the pooling than they would experience individually and to reduce the risk of either of the pooling participants by spreading the risk of loss of either of the pool participants. The Insurance Companies therefore have at their disposal the underwriting capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread between both pool participants which each have its own capital and surplus. Regulation by state insurance departments is applied to the individual companies rather than to the pooling. The pooling enabled Preserver to attain a Best rating it would not otherwise have been able to achieve, due to its insufficient operating experience, having commenced operations in 1993. It is the Registrant's intention to maintain the pooling only until Preserver can secure a Best rating equivalent or greater than the present pooled Best rating of B+ (Very Good).

          Pursuant to the terms of the pooling agreement, Preserver cedes 100% of its premiums and expenses on all of its business, and losses incurred after January 1, 1996, to Motor Club. All of Motor Club's premium and expenses on all of its business, and losses incurred after January 1, 1996, are included in the pooled business. Motor Club then retrocedes to Preserver 30% of the premiums, losses and expenses subject to the pooling. Motor Club retains 70% of the premiums, losses and expenses subject to the pooling. The pooling does not legally discharge the Insurance Companies from their primary liability for the full amount of the policies ceded.

Loss Reserves

          Reserves for unpaid losses and loss expenses at any report date reflect the estimate of the liabilities for the ultimate net loss of reported claims and estimated incurred but not reported claims.

          The liability for unpaid losses and loss expenses is determined using case-basis evaluations and statistical projections and represents estimates of the ultimate net cost of all unpaid losses and loss expenses through December 31 of each year. These estimates are continually reviewed and refined as historical experience develops, new information becomes known and the effects of trends in future claim severity and frequency are considered.

          The liabilities are adjusted accordingly with such adjustments being reflected in the current year operations. No trends that are considered abnormal have been identified as of the most recent evaluation date, December 31, 1997.

          The Registrant's insurance subsidiaries generally reinsure all risks in excess of $150,000 for casualty lines and $100,000 for property lines (raised from $75,000 for losses incurred before July 1, 1997).

          The following table presents a reconciliation of beginning and ending liability balances for 1997, 1996 and 1995, reported under GAAP:

[CAPTION]

       RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

                                                          1997     1996      1995
                                                           (Thousands of Dollars)
Liability for losses and loss expenses, net of
  reinsurance recoverables, at January 1                 $28,114   $23,409   $22,356
Incurred losses and loss expenses
 Provision for current year claims                        29,369    28,244    19,625
 Increase in provision for prior years'
  claims                                                   3,773       904     1,112
 Total incurred losses and loss expenses                  33,142    29,148    20,737
Payments for losses and loss expenses
 Payments on current year claims                          12,169    13,029     8,577
 Payments on prior years' claims                          16,203    11,414    11,107
 Total payments for losses and loss expenses              28,372    24,443    19,684
Liability  for losses and loss expenses, net
  of reinsurance recoverables, at December 31             32,884    28,114    23,409
Reinsurance recoverables on unpaid losses
  and loss expenses, at December 31                       17,363    19,553    16,415
Liability for losses and loss expenses,
  gross of reinsurance recoverables,
  at December 31                                         $50,247   $47,667   $39,824

          The reconciliation shows a 1997 deficiency of $3,773,000 in the liability recorded at December 31, 1996.
The deficiency is primarily the result of the development of losses incurred in 1996. Management believes this development does not indicate any adverse trends in the Registrant's loss development.

          The difference between the liability for unpaid losses and loss expenses reported in the Registrant's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with SAP are reconciled as follows:

                                                    December 31,
                                           1997         1996       1995
                                               (thousands of dollars)
Liability for unpaid losses and
  loss expenses on a SAP basis
  (net of reinsurance recoverables
  on unpaid losses and loss expenses)     $35,900      $30,686    $25,519
Reinsurance recoverables on unpaid
  losses and loss expenses                 17,363       19,553     16,415
Anticipated salvage and subrogation
 recoveries                                (2,572)      (2,572)    (2,110)
Liability for unpaid losses and loss
  expenses, as reported in the
  Registrant's GAAP basis financial
  statements                              $50,247      $47,667    $39,824

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

          The table on Page 12 presents the development of the GAAP balance sheet liabilities for 1992 through 1997; data is presented for those years in which the Insurance Companies had operations.

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

          In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency relating to losses settled in 1997, but incurred in 1993, will be included in the cumulative deficiency for the 1997 year.

          This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

[CAPTION]

LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31                  1992      1993      1994      1995       1996      1997

Liability for unpaid
   losses and loss expenses, net
   of reinsurance recoverables        $28,469    $25,334   $22,356   $23,409    $28,114  $32,884
Net Liability Re-estimated as of:
One year later                         27,145     26,253    23,468    24,313     31,887     -
Two years later                        28,563     26,766    23,813    25,759      -         -
Three years later                      28,454     26,819    24,181     -          -         -
Four years later                       28,702     26,572      -        -          -         -
Five years later                       28,662       -         -        -          -         -

Net Cumulative Deficiency            ($   193)  ($ 1,238) ($ 1,825) ($ 2,350)  ($ 3,773) $  -

Cumulative Amount of Liability Paid Through:

One year later                         12,314     12,311    11,106    11,414     16,203     -
Two years later                        20,270     18,992    17,231    18,357      -         -
Three years later                      24,546     23,032    20,821     -          -         -
Four years later                       26,878     24,882      -        -          -         -
Five years later                       27,642      -          -        -          -         -

Net liability - December 31           $28,469    $25,334  $22,356    $23,409    $28,114  $32,884
Reinsurance recoverables               21,698     20,484   19,309     16,415     19,553   17,363
Gross liability - December 31         $50,167    $45,818  $41,665    $39,824    $47,667  $50,247

Reinsurance

          The Insurance Companies follow the customary industry practice of reinsuring a portion of their risks and paying to reinsurers a portion of the premiums received on the policies. The Insurance Companies' reinsurance program permits greater diversification of business and the ability to write larger policies while limiting maximum net losses; in addition, the reinsurance program is designed to protect against catastrophic losses. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, the Insurance Companies are subject to credit risk with respect to their reinsurers. Reinsurance premiums and recoveries are allocated to the participants in the pooling according to their respective participation percentages.

          Reinsurance for property losses of Preserver is maintained under a per risk excess of loss treaty affording recovery to $2 million, in excess of a retention of $100,000. This retention had been $75,000 until July 1, 1997. In addition, the Insurance Companies catastrophe reinsurance program presently covers substantially all of the losses in excess of $500,000 up to $40 million. The Company also maintains a 100% quota share treaty for boiler and machinery coverage.

          Casualty reinsurance is currently maintained under an excess of loss treaty affording recovery up to $3 million, in excess of a retention of $150,000. The Insurance Companies also maintain reinsurance coverage for personal and commercial umbrella policies up to $2 million for personal lines policies and up to $5 million for commercial lines policies. Effective March 1, 1998, Preserver entered into reinsurance contracts for the workers' compensation policies it commenced writing on that date. An 80% quota share reinsurance contract on the first $500,000 of workers' compensation coverage has been implemented. An excess of loss treaty affording coverage up to $10 million in excess of the retention of $500,000 has also been implemented.

          The Insurance Companies also maintained an 80% quota share reinsurance agreement for their non-automobile policies issued prior to February 19, 1994, until their expiration dates.

Competition

          The property and casualty insurance industry is generally highly competitive on the basis of both price and service.

          There are numerous companies competing for the coverages which Preserver offers in New Jersey, many of which are substantially larger and have considerably greater resources than Preserver. In addition, because Preserver's insurance products are marketed exclusively through independent insurance agencies, most of which represent more than one insurance company, Preserver faces competition within each agency.

          While Motor Club distributes its personal auto policies similarly and thus faces the same issues as Preserver in concept, the personal auto regulatory environment in New Jersey, particularly its "take-all-comers" requirements (see Regulation), has suppressed competition and effectively eliminated risk selection. In addition, the New Jersey market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, further suppressing competition. Finally, approximately 23% of Motor Club's appointed independent insurance agencies represent only Motor Club for personal auto coverage and thus, Motor Club has no competition for this business in those agencies. New Jersey law also substantially restricts the ability of an insurer to terminate its agencies, limiting Motor Club's ability to manage its agency force for personal auto. Management believes this lack of competition in personal auto presents a significant business risk which must be monitored very closely on an ongoing basis.

Investments

          Management has maintained, in its opinion, a conservative investing philosophy. At December 31, 1997 and 1996, the Registrant's investment portfolio was comprised of the following types of securities:

                               December 31, 1997     December 31, 1996
                               Carrying              Carrying
                                Amount     Percent    Amount    Percent

Taxable Fixed Maturities      $56,831,444   88.1%   $47,927,093  95.3%
Short Term Investments          7,150,000   11.1%     1,745,455   3.5%
Mortgage Loans                    522,555    0.8%       634,492   1.2%
  Total Investment Portfolio  $64,503,999  100.0%   $50,307,040 100.0%


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

          At December 31, 1997 and 1996, the taxable fixed
maturity portfolio consisted of the following types of
securities:
                                  December 31, 1997    December 31, 1996
                                   Carrying             Carrying
                                    Amount   Percent     Amount   Percent

  United States Treasuries         $29,205,469  51.3%   $27,758,603  57.9%
  United States Government
   Agencies                          5,495,828   9.7%     6,637,485  13.9%
  GNMA Mortgage-Backed Securities   10,096,820  17.8%     8,363,964  17.4%
  Corporate Bonds                   12,033,327  21.2%     5,167,041  10.8%
    Total                          $56,831,444 100.0%   $47,927,093 100.0%

          The fixed maturity portfolio duration at December
31, 1997 and 1996 is 3.74 and 3.35 years, respectively.

          United States Treasuries are weighted towards maturities of five years or less, to reduce interest rate risk and match the Insurance Companies' claims payout ratio; corporate obligations are generally weighted towards five to ten year maturities, to take advantage of the yield curve; the average life of the GNMA portfolio has been maintained at approximately 10 years to reduce interest rate risk.

          Please refer to Note C in the Notes to Consolidated
Financial Statements ("Notes") for statistics regarding portfolio maturity composition.

          The Registrant has not acquired, nor are there plans to acquire, below investment grade or "junk" bonds. Ninety-seven percent of the fixed maturity portfolio as of December 31, 1997 is graded Class 1 according to the National Association of Insurance Commissioners' valuation system.
This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

          Management anticipates continuing this minimum risk approach to investing for the foreseeable future. However, during 1998, the Registrant's investment policy has been expanded to include certain investment grade asset-backed securities and will allow for a higher percentage of investments in investment grade corporate bonds and mortgage-backed securities.

          Management believes that the mix of investments in both type and maturity length is appropriate in order to preserve capital, take advantage of investment opportunities as they are presented, and provide the Registrant and its subsidiaries with sufficient liquidity to react to economic and business circumstances as they evolve.

          The Registrant's investment portfolio yielded 6.41%, 6.25% and 6.23% in 1997, 1996 and 1995, respectively.
Including realized gains and losses, the investment portfolio yielded 6.41%, 6.26% and 6.36% in 1997, 1996 and 1995, respectively.

Regulation

General

          Insurance companies are subject to supervision and regulation in the states in which they transact business.
Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers; the licensing to do business of insurers and agents; the nature of and limitations on investments; premium rates for property and casualty insurance; the provisions which insurers must make for current losses and future liabilities; the deposit of securities for the benefit of policyholders; and the approval of policy forms. Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

          New Jersey law also requires the Insurance Companies to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements plans and reinsurance facilities. These laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

          During 1997, Motor Club began to participate in the New Jersey Personal Automobile Insurance Plan, and paid fees totaling $191,000 to a servicing carrier rather than process these policies.

          State insurance holding company acts regulate insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurer within the system. Such laws further require disclosure of material transactions including the payment of "extraordinary dividends" from the insurance subsidiaries to the Company.

          Insurance holding company acts require that all transactions within the holding company system affecting the insurance subsidiaries must be fair and equitable. Further, approval of the insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.
          The Insurance Companies are restricted by the insurance laws of New Jersey as to the amount of dividends they may pay to the Registrant without prior approval of the insurance commissioner. To the extent that surplus (as defined) is available, the maximum dividend that may be paid by either Motor Club of Preserver during any year without prior regulatory approval is limited to 10% of that company's statutory surplus as of December 31, or adjusted net income of that company, for the preceding year. Applying current regulatory restrictions as of December 31, 1997, Motor Club would have been able to pay, without prior regulatory approval, approximately $2.2 million in dividends to the Registrant. Preserver is not able to pay dividends at this time. The Insurance Companies have not paid any dividends to the Registrant.

National Association of Insurance Commissioners ("NAIC")

          The insurance subsidiaries are subject to the general statutory accounting practices and reporting formats established by the NAIC as well as accounting practices prescribed or permitted by the State of New Jersey. The NAIC is actively reviewing the codification of SAP to afford preparers and users of statutory basis financial statements a more uniform application of SAP by insurers in differing states of domicile. It is not known whether regulatory authorities in the State of New Jersey will recognize SAP as may be codified by the NAIC as the approved basis of financial statement preparation for insurers domiciled in the State.

          The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies, which includes the Insurance Regulating Information System ("IRIS"). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. The Insurance Companies on a consolidated basis have, in recent years, met substantially all of the IRIS test ratios.

          NAIC rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial Regulations Standards and Accreditation Program. Under this Program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation reflects an eventual nationwide regulatory network of accredited states. The State of New Jersey is accredited by the NAIC.

          The NAIC has adopted Risk-Based Capital ("RBC") requirements for property/casualty insurance companies, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, credit risk, loss reserve adequacy and other business factors. The RBC formula is used by State insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. Regulatory compliance is determined by a ratio of the insurer's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Insurers below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The Insurance Companies' ratios are in excess of that required, therefore requiring no action.

New Jersey Private Passenger Automobile

          The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, despite New Jersey having the highest average premium rate in the United States. New Jersey insurance law presently requires insurers to write all eligible personal automobile coverage presented to them from drivers with eight points or less on their driving record. This is commonly referred to as "take-all-comers".

          The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the year ended December 31, 1997 is 2.81 to 1.

          In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all personal auto insurance rates until March 1998, but has not yet promulgated the regulations required for insurers to file for an expedited rate increase; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the current rating system which assesses surcharges to insureds' policies for specific driving violations and accidents with a broader-based "multi-tiered" rating system, which will be implemented during 1998.

          In addition, in November 1997, the Governor of New Jersey appointed a special legislative committee to review and make further recommendations on reducing the cost to consumers of personal automobile coverage in New Jersey. Management anticipates that legislation based upon the Committee's recommendations will be enacted during 1998 and that such legislation could include, but not be limited to, a mandatory reduction in premium for certain coverages.

          Consistent with New Jersey's regulatory and legislative history, the enacted and proposed legislation, current rate freeze and ongoing volatility could adversely affect the Registrant's long-term profitability in this line of business.

          The State of New Jersey also maintains an excess profits law which provides that PPA insurers whose profits exceed a statutorily computed maximum over a three year period will be required to pay such excess to its policyholders. It would appear that presently Motor Club does not have such excess profits.

          The Registrant was subject to certain assessments in the State of New Jersey, the most substantial of which had been the FAIR Act surtaxes and assessments commencing in 1990; the surtaxes expired after 1992 and the assessments expired after 1997. FAIR Act assessments totaled $971,000, $962,000 and $843,000 in 1997, 1996 and 1995, respectively.
Motor Club Operations

          On December 2, 1996, the Registrant sold Motor Club of America Enterprises, Inc. ("Enterprises") to JVL Holding
Properties, Inc. ("JVL"), a non-affiliated Oklahoma corporation, for $1,125,000, resulting in a gain of $702,000.

          Pursuant to an additional agreement entered into concurrent with the sale of Enterprises, the Registrant provides certain services to Enterprises' members whose memberships are written with PPA policies written by Motor Club. In exchange, the Registrant receives a servicing fee from JVL. The Registrant also receives certain fees for other memberships written by Enterprises, as defined by this additional agreement. The Registrant earned $143,000 in fees from this agreement in 1997.

Year 2000

          The Registrant is actively addressing its information technology infrastructure, including hardware, software and facilities, in order to ensure compliance with "Year 2000" issues. These issues result from computer programs which use two digits, rather than four digits to define a year and which may be affected by the use of dates after January 1, 2000. The Registrant has instituted a company wide effort to address and implement in 1998 the necessary changes to hardware, software and facilities associated with Year 2000 compliance. The Registrant is also reviewing its exposure to Year 2000 issues resulting from computer systems of vendors, suppliers and insureds.

          During 1997, the costs related to Year 2000 compliance did not have a material effect on net income, financial condition or cash flows, nor are they expected to in 1998. However, unforseen developments or delays could cause this expectation to change. Also, the Registrant cannot guarantee that the vendors, suppliers and insureds with whom the Company does business with will achieve timely Year 2000 compliance, or that such failure would not have a material adverse impact on the Registrant.

          Maintenance or modification costs related to Year
2000 compliance will be expensed as incurred, while the costs of new information technology will be capitalized and depreciated in accordance with the Registrant's policy.
Employees

          At December 31, 1997, the Motor Club of America
Group had approximately 100 employees.

Item 2. Properties

          Effective January 1, 1996, the Registrant entered into a lease at 95 Route 17 South, Paramus, New Jersey. The Registrant's home office is located at this facility. The lease expires on December 31, 2005. The Registrant has an option to terminate the lease after six years, and an option to extend the lease for an additional five years after the initial lease term expires.

Item 3.  Legal Proceedings

          The Insurance Companies are a party to numerous lawsuits arising in the ordinary course of their insurance business. The Registrant believes that the resolution of these lawsuits will not have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders in the fourth quarter of 1997.

Item Pursuant to Instruction 3 to Paragraph (b) of Item 401 of
Regulation S-K. Executive Officers of the Registrant.

          At December 31, 1997, the executive officers of the
Registrant and their offices with the Registrant and principal occupations were as follows:
                                                                Years in
                                                             Which Officer
                                                               Has Served
                                 Office and Principal             as
     Name               Age           Occupation                 Such(3)


Archer McWhorter (1)     76     Chairman of the Board of
                                Directors and Director of
                                the Registrant and Companies
                                in the Motor Club of America
                                Group                          1986-1997

Stephen A. Gilbert (2)   58     President, Chief Executive
                                Officer, General Counsel and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group                  1975-1997

Patrick J. Haveron (2)   36     Executive Vice President, Chief
                                Financial Officer and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Treasurer of
                                Motor Club of America Insurance
                                Company and Preserver Insurance
                                Company                        1988-1997

Peter K. Barbano         47     Secretary and Associate
                                General Counsel                1993-1997

Myron Rogow              54     Vice President                 1987-1997

George B. Meyers         70     Vice President                 1971-1997

G. Bruce Patterson       53     Vice President                 1989-1997

Charles J. Pelosi        52     Vice President                 1983-1997

Norma Rodriguez          48     Treasurer                      1984-1997

(l) Member of Executive Committee: For the past five years, Mr. McWhorter has been President (to January
     1996) of Acceptance, Inc., a finance company; from 1995 to March 1997, Director of National Car Rental
     Systems, Inc. and affiliated corporations, a car rental enterprise ("NCR"); from 1995 to February
     1997, one-third owner of Santa Ana Holdings, Inc., which exchanged its 90% stock interest in NCR for stock in Republic Industries, Inc.; from February
     1997 to February 1998, consultant of NCR;
     consultant (to 1994) of Thrifty Rent-A-Car System,
     Inc., a car rental company.

(2)  Member of Finance Committee.

(3) Includes years during any portion of which the officer served as such. All terms of office are until the date of the 1998 Annual Meetings of Stockholders and Directors.

          Except for Archer McWhorter, each of the officers devoted substantially all of their business time to the affairs of the Registrant or one or more other companies in the Motor Club of America Group.

                           PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

          The Registrant's Common Stock trades on the NASDAQ
Stock Market under the symbol MOTR. The following are the high and the low selling prices for each quarter of 1996 and 1997, as reported by the NASDAQ:

                1996
          Quarter                               High     Low
          I    ..............................   7        6 3/8
          II   ..............................   8 1/4    6 1/2
          III  ..............................   9 3/8    7 1/8
          IV   ..............................   9 5/8    7 3/4

          1997
          Quarter                               High     Low
          I    ..............................   11 5/8   9 1/2
          II   ..............................   14 1/2   9 7/8
          III  ..............................   14 1/2  11 7/8
          IV   ..............................   14 1/2  12 1/4

          There were approximately 535 holders of record of the Common Stock of the Registrant as of December 31, 1997.
The Registrant paid no dividends in 1996 and 1997.

[CAPTION]

Item 6.  Selected Financial Data


                                                    Years ended December 31,
                                       1997       1996        1995       1994     1993
                                          (in thousands, except as to per share data)
Operating Results:
Revenues from operations             $ 51,102   $46,525    $36,703   $29,471    $31,695
Realized gains (losses) on sale
 of investments                           -           5         57       (43)       288
Realized gain on sale of
 subsidiary                               -         702        -         -          -
Net investment income                   3,595     3,087      2,764     2,730      2,784
Total revenues                       $ 54,697   $50,319    $39,524   $32,158    $34,767
Income before
  federal income taxes               $  4 630   $ 3,297    $ 2,455   $ 5,039    $ 3,827
Net income                           $  3,483   $ 5,330    $ 2,417   $ 5,035    $ 3,260

Financial Condition:

Total assets                         $101,347   $95,533    $81,959   $79,172    $86,669
Shareholders' equity                 $ 23,001   $18,786    $14,081   $10,546    $ 7,168

Per Common Share:

Net income - Basic                   $  1.68    $  2.61    $  1.18   $  2.46    $  1.60
Net income - Diluted                 $  1.66    $  2.56    $  1.17   $  2.46    $  1.60
Book Value                           $ 10.98    $  9.17    $  6.89   $  5.16    $  3.51

Weighted average number of
  shares outstanding:
  Basic                            2,074,473  2,045,590  2,043,197 2,043,004  2,043,004
  Diluted                          2 102,395  2,081,080  2,061,791 2,043,004  2,043,004

Significant Insurance Indicators:

Net premiums written                 $51,680    $47,337    $38,073   $31,797    $28,058
Loss and loss expense ratio            65.1%      64.5%      58.7%     54.8%      54.1%
Expense ratio                          33.3%      37.9%      43.9%     39.3%      45.7%
Combined ratio                         98.4%     102.4%     102.6%     94.1%      99.8%



Item 7.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

Overview of Business Operations

          The Registrant and a group of affiliated corporations provide property and casualty insurance related services. The Registrant also operated until December 1, 1996 a motor club through Enterprises. One hundred percent of the Registrant's insurance operations are in the State of New Jersey.

          The Registrant has two subsidiaries which write property and casualty insurance, Motor Club and Preserver. Motor Club writes PPA business; Preserver writes small commercial, homeowners and ancillary coverages. The Insurance Companies are domiciled in the State of New Jersey.

          The Registrant seeks to increase its identification as a provider of small commercial lines insurance. The Registrant also seeks to expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to pursue these objectives during 1998 and beyond.

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

          Historically, the Insurance Companies' results of operations have been influenced by factors affecting the property and casualty insurance industry in general and the New Jersey personal automobile market in particular. The operating results of the U.S. property and casualty insurance industry have been subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Results of Operations

          The table below reconciles operating net income to reported net income for 1997, 1996 and 1995 with adjustments for certain unusual and non-recurring items (all per share amounts shown are basic):

[CAPTION]

                                            1997                   1996                    1995
                                      Amount    Per Share    Amount    Per Share     Amount    Per Share

Operating net income                $3,482,702     $1.68   $3,436,343     $1.69    $2,416,779     $1.18
Lease termination charge (1)             -           -       (359,077)    (0.18)        -           -
Non-recurring tenancy and
  relocation charges (2)                 -           -       (327,916)    (0.16)        -           -
Reinsurance settlement (3)               -           -       (197,196)    (0.10)        -           -
Sale of Enterprises (4)                  -           -        702,419      0.34         -           -
Deferred tax asset recognition (5)       -           -      2,075,535      1.02         -           -
Net income                          $3,482,702     $1.68   $5,330,108     $2.61    $2,416,779     $1.18


(1) This non-recurring charge was incurred in connection with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated.

(2) These non-recurring charges were incurred in connection with the Registrant's tenancy at its former office building and its subsequent relocation.

(3) This non-recurring charge was incurred in connection with the settlement of a previously reported dispute with a reinsurer of Motor Club.

(4)  This is a non-recurring gain.

(5) The Registrant believed that it was more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset, which consists primarily of net operating loss carryforwards. The Registrant accordingly eliminated the valuation allowance on its net deferred tax asset in 1996, resulting in a benefit to net income. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income.

 1997 Compared to 1996

          In 1997, increased Federal tax expense reduced
operating net income by $1,105,000 as a result of utilization of the deferred tax asset recognized in 1996 as noted in the table. Operating net income was also reduced in 1996 by the
effects of winter storms, which increased losses by $635,000.
Excluding these items, the increase in operating net income of
$517,000 or 13% was due to continuing revenue growth and a
stable combined ratio. The combined ratio was 98.4% in 1997 as compared to 99.1% in 1996 (adjusted for the non-recurring items noted).
Insurance premiums increased by $5,684,000 or 13% during the year, due primarily to increased earnings of personal auto premiums written by Motor Club. The following table details the increases in
Insurance Premiums:
                                 Increase in
                                Net
  Class of Business           Premium    Percent
  Private Passenger
    Automobile               $4,040,000    12%
  Commercial Lines            1,175,000    21%
  Personal Property             469,000    11%
       Total                 $5,684,000    13%

          The increases in Commercial Lines and Personal Property premium were enhanced by $331,000 in savings on reinsurance programs which principally affected Preserver and were implemented effective July 1, 1997. Preserver also increased its retention for property excess of loss reinsurance at that date from $75,000 to $100,000, which contributed to the reduction in rate.

          Net investment income increased $507,000 or 16% resulting from an increase in invested assets. The increase in insurance premiums noted above provided the increase in invested assets. Other revenues increased $110,000 or 95%, primarily as a result of servicing fees earned by the Registrant in 1997 on the Motor Club membership program after the sale of Enterprises in December 1996.

          Losses and loss expenses incurred increased by
$3,993,000 or 14%, which produced the following loss and loss expense ratios:
                                     1997        1996
               Motor Club           66.8%       61.4%
               Preserver            59.7%       75.5%
                    Total           65.1%       64.5%

          Despite the higher loss and loss expense ratio on a comparative basis, no significant adverse trends were experienced or identified during 1997.

          The increase in Motor Club's PPA loss and loss expense ratio is largely due to the new business written by Motor Club since January 1995. The Registrant has reserved the ultimate development of this new business at a loss and loss expense ratio of 78%; however it will be approximately twelve to eighteen months before the underlying loss development experience on this new business fully emerges.

          As the Registrant continues to write additional new PPA business, PPA loss and loss expense ratios should generally continue to trend higher, although within levels that should remain profitable. Concurrently, as was the case in 1997, the Registrant should continue to experience continued reductions in its expense ratio, which should result in lower overall combined ratios for the Registrant.

          During 1996, winter storm losses of $635,000 increased Preserver's loss ratio by 6.3 points. The remaining improvement in Preserver's loss ratio during 1997 was attributable to reduced amounts of losses, particularly large losses greater than $35,000. Frequency of losses remains at acceptable levels for all lines of Preserver's business.

          The increase in acquisition costs of $1,483,000 or 11% generally corresponds with the increase in insurance premiums noted above, although the rate of increase was slightly lower due to savings on net commissions realized in 1997. During 1998, the FAIR Act assessments previously paid will be eliminated. These assessments totaled $971,000 and $962,000 in 1997 and 1996, respectively.

          Excluding the non-recurring items in 1996 noted in the table, which includes the lease termination charge, other operating expenses declined $1,282,000 or 42%, due to lower overhead expenditures.

          The decrease in expenses has allowed for a decrease in the expense ratio (as adjusted for the non-recurring charges described above) to 33.3% as compared to 36.0%. This decrease is the realization of the Registrant's previously stated strategy to increase its revenue while decreasing its overhead expenditures.

          The Registrant expects to reduce its expenses and expense ratio further by pursuing further automation of its policy processing functions, particularly as relates to data provided by and to its independent agents. During 1997, the Registrant converted its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and lower maintenance costs. The Registrant expects to continue the efforts made previously to reduce all unnecessary overhead expenditures.

          The Registrant's book value increased to $10.98 per share at December 31, 1997 from $9.17 per share at December 31, 1996. The principal sources of the net increase were: (1) net income of $3,483,000 or $1.68 per share described previously; (2) $161,800 or $.08 increase per share due to the reduction of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant; and (3) $327,700 or $.16 per share increase due to the increase (net of applicable deferred taxes) in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 ("Accounting for Certain Investments in
Debt and Equity Securities").

          These increases in book value were offset by the dilutive effects ($.11 per share) of the issuance of 46,925 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans. See Note M of the Notes for additional information regarding the Registrant's stock option plans.

          The reduction in the minimum pension liability was the result of the performance of the Plan assets in excess of the expected return on these assets, offset by a decrease in the discount rate used to compute Plan liabilities to 7.25% at December 31, 1997, from 7.50% at December 31, 1996.
See Note J of the Notes for additional information regarding the Registrant's minimum pension liability.

1996 Compared to 1995

          Excluding the effects of winter storms, which increased losses by $635,000, the $1,655,000 or 68% increase in 1996 operating net income was due to strong revenue growth and a lower combined ratio. The combined ratio as adjusted in 1996 was 98.4% as compared 102.6% in 1995.

          Insurance premiums increased by $9,893,000 or 28%
during the year, due primarily to increased earnings of
personal auto premiums written by Motor Club. The following
table details the increases in Insurance Premiums:
                                Increase in
                              Net
  Class of Business           Premium    Percent
  Private Passenger
    Automobile               $8,532,000     32%
  Commercial Lines            1,185,000     27%
  Personal Property             176,000      4%
       Total                 $9,893,000     28%

          In 1995, Motor Club began to write new PPA business for the first time since March 1990.

          Net investment income increased $323,000 or 12% resulting from an increase in invested assets. The increase in insurance premiums noted above contributed to the increase in invested assets. Other revenues decreased
$11,000 or 9%, primarily due to reduced mortgage loan revenue and other miscellaneous income reductions.

          Losses and loss expenses incurred increased by
$8,411,000 or 41%, which produced the following loss and
loss expense ratios:
                                     1996        1995
               Motor Club           61.4%       57.3%
               Preserver            75.5%       63.1%
                    Total           64.5%       58.7%

          Despite the higher loss and loss expense ratio on a comparative basis, no significant adverse trends were experienced or identified during 1996.

          The increase in Motor Club's loss and loss expense ratio in 1996 was largely due to the new PPA business written by Motor Club since January 1995. The Registrant has reserved the ultimate development of this new business at a loss and loss expense ratio of 78%.

          The increase in Preserver's loss and loss expense ratio in 1996 was primarily attributable to: (1) winter storm losses of $635,000; and (2) poor liability experience caused by a limited number of large losses greater than $35,000. Frequency of losses was generally at acceptable levels. This increase was partially offset by improved experience (excluding winter storm losses) in Preserver's homeowner book of business.

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

          The increase in acquisition costs of $2,856,000 or 25% generally corresponds with the increase in insurance premiums noted above. FAIR Act assessments totaled $962,000 and $843,000 in 1996 and 1995, respectively.
          Excluding the non-recurring items in 1996 noted in the table, which includes the lease termination charge, other operating expenses declined $2,035,000 or 37%.

          The decrease in other operating expenses resulted from lower operating expenses in general, including lower salaries and the savings realized from the aforementioned relocation. The decrease in expenses allowed for a decrease in the expense ratio (as adjusted for the non-recurring charges) to 36.8% for 1996 as compared to 43.9% for 1995.

          Motor Club membership fees written through
Enterprises decreased $30,000 or 3%.   As previously
described, the Registrant operated Enterprises through November 30, 1996; the writings for 1996 are therefore only included through that date.

          The Registrant's book value increased to $9.17 per share at December 31, 1996 from $6.89 per share at December 31, 1995. The principal sources of the net increase were:
(1) net income of $5,330,000 or $2.61 per share described previously; and (2) a $487,000 or $.24 per share increase due to the reduction of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant; and (3) a $1,122,000 or $.55 per share decrease due to the decrease in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

          The reduction in the minimum pension liability was the result of: (1) an increase in the discount rate used to compute pension plan liabilities to 7.50% at December 31, 1996, from 7.25% at December 31, 1995; and (2) the performance of the Plan assets in excess of the expected return on these assets.

Liquidity and Capital Resources

          The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.

          Reserving assumptions (except as noted in Loss Reserves) and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.
Operating and Investing Activities

          Net cash provided by operating activities was $10,389,000, $6,851,000 and $3,807,000 in 1997, 1996 and 1995,
respectively. The higher amounts in these years are attributable to the growth in premium revenue combined with the reduction in overhead expenses described previously.

          Net cash utilized in investing activities was $13,885,000, $6,015,000 and $3,255,000 in 1997, 1996 and 1995,
respectively. The amounts used reflect the investment of cash provided by operating activities; the amounts used in 1996 were offset by the $1,125,000 proceeds from the sale of Enterprises described previously.

          Aside from the changes in operating expenditures noted previously, particularly the State mandated assessments related to the FAIR Act, no unusual or nonrecurring operating expenditures have been incurred over this period.

          The Registrant's cash and cash equivalents at year end 1996 were enhanced by the proceeds of the sale of Enterprises. As part of its strategy to expand and diversify its insurance operations, the Registrant seeks to increase the level of cash and cash equivalents available to enable the execution of this strategy.

          The payout ratio of losses has not fluctuated substantially over this period. Cash flow from operations is expected to continue to increase as the Registrant increases its revenue through additional premium writings, specifically commercial lines and PPA, and continues to reduce its expenses and expense ratio. This will be offset somewhat by the development and payment of losses on the new PPA which Motor Club is writing.

Financing Activities

          The Registrant paid no dividend on its common stock in 1997, 1996 and 1995. The Registrant has no material outstanding capital commitments which would require additional financing. In 1995 the Registrant repaid the $2,750,000 borrowed from Midlantic Bank, N.A. in conjunction with the Settlement with the Receiver of MCA Insurance Company in Liquidation.

Recent Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". As compared to the prior standard, SFAS No. 128 simplifies computational guidelines, revises disclosure requirements and increases earnings per share ("EPS") comparability on an international basis.

          Basic EPS, which is calculated by dividing net income by the weighted average number of common shares outstanding, replaces primary EPS from the prior standard.
For all periods previously reported, basic EPS is the same as primary EPS, since the impact of the Registrant's common stock equivalents (i.e., stock options) for those periods did not reach the significance threshold prescribed to require adjustment under the prior standard. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS from the prior standard.

          For all entities with complex capital structures, basic and diluted EPS must be shown on the face of the income statement with equal prominence. In addition, a reconciliation of the numerator and denominator from the basic
EPS computation to the diluted EPS computation is required. See Note P of Notes to Consolidated Financial Statements.

          Pursuant to the standard, the Registrant has adopted
SFAS No. 128 in 1997 and has restated all prior period EPS data presented.

          Also in February 1997, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments" ("FRR No. 48").

          FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivate financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the notes to financial statements. As of December 31, 1997, the Registrant has no derivative financial instruments.

          Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of the registrants. For the Registrant, these disclosures will be effective in 1998.

          In June 1997, FASB adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions and other events and circumstances from non-owner sources and includes net income and all changes in stockholders' equity except those resulting from investments by owners and distribution to owners.

          This standard requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

          Comprehensive income for the Registrant would presently consist of net income, the change in net unrealized appreciation of investments, net of deferred income taxes, and the change in its unfunded accumulated benefit obligation ("minimum pension liability"). The Registrant is presently evaluating the impact of this standard. The differences in comprehensive income between years are caused principally by significant fluctuations in the changes in unrealized appreciation of investments net of deferred income taxes and minimum pension liability, combined with the impact of steadily increasing net income.

Item 8.  Financial Statements and Supplementary Data

          See Item 14 (a).

Item 9.  Disagreements with Accountants on Accounting and

Financial Disclosures

     None
                          PART III

          Items 10, 11, 12 and 13 are omitted from this Report on Form 10-K; the Registrant shall file a definitive proxy statement pursuant to Regulation 14A not later than April 30, 1998, which is 120 days after the close of the fiscal year of the Registrant.

                           PART IV


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

     (a) (1) The following financial statements are included in Part II, Item 8:

                                            Page (s)

     Report of Independent Accountants                 F-1
     Consolidated Balance Sheets at December 31,
        1997 and 1996                                  F-2
     Consolidated Statements of Operations for
       the years ended December 31, 1997, 1996
       and 1995                                        F-3
     Consolidated Statements of Shareholders'
       Equity for the years ended December 31,
       1997, 1996 and 1995                             F-4
     Consolidated Statements of Cash Flows
      for the years ended December 31, 1997,
      1996 and 1995                                    F-5 to F-6
     Notes to Consolidated Financial Statements        F-7 to F-29

          (2) The following financial statement schedules for the years 1997, 1996 and 1995 (pursuant Rule 5-04 of Regulation S-X) are presented herewith:

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

22          Subsidiaries of Motor Club of
            America                             Page 47

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motor Club of America and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

New York, New York
March 10, 1998








        MOTOR CLUB OF AMERICA AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS


                                                  December 31,
                                             1997            1996
     ASSETS
Investments:
 Fixed maturity securities, available-
   for-sale, at fair value (amortized
   cost $55,925,617 -1997 and
   $47,657,056 -1996)                      $ 56,831,444     $47,927,093
 Mortgage loans on real estate - at the
   unpaid principal amount                      522,555         634,492
 Short-term investments, at fair value
   which approximates cost                    7,150,000       1,745,455
          Total investments                  64,503,999      50,307,040
Cash and cash equivalents                       222,761       3,476,948
Premiums receivable                           7,809,567       7,801,583
Reinsurance recoverable on paid
 and unpaid losses and loss expenses         18,666,066      21,767,329
Notes and accounts receivable                   124,669         248,875
Deferred policy acquisition costs             5,858,650       5,761,496
Fixed assets - at cost, less accumulated
  depreciation                                1,586,649       1,826,753
Prepaid reinsurance premiums                    695,245       1,145,944
Deferred tax asset                              657,362       2,075,535
Other assets                                  1,221,723       1,121,599
          Total assets                     $101,346,691     $95,533,102

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses                    $50,246,778     $47,666,856
Unearned premiums                            19,285,757      18,934,200
Commissions payable                           1,322,669       1,444,660
Accounts payable                                562,453         595,785
Accrued expenses                              5,518,935       6,770,544
Drafts outstanding                            1,396,215       1,309,437
Federal income taxes payable - current           12,851          25,969
          Total liabilities                  78,345,658      76,747,451
Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued and outstanding - 1997
 2,094,429, 1996 - 2,047,504 shares           1,047,215       1,023,752
Paid in additional capital                    1,950,204       1,730,508
Unfunded accumulated benefit
 obligation in excess of Plan assets         (4,529,100)     (4,690,900)
Net unrealized gains on fixed maturity
 securities, net of deferred taxes              597,758         270,037
Retained earnings                            23,934,956      20,452,254
    Total Shareholders' Equity               23,001,033      18,785,651
    Total Liabilities and
      Shareholders' Equity                 $101,346,691     $95,533,102


       The accompanying notes are an integral part of these consolidated financial statements.


[CAPTION]

               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the years ended December 31,
                                            1997           1996          1995

  REVENUES

Insurance premiums (net of premiums
 ceded totaling $7,151,204, $7,273,083
 and $5,750,247)                        $50,877,890    $45,194,073   $35,300,872
Net investment income                     3,594,509      3,087,112     2,764,188
Realized gains on
 sales of investments (net)                   -              5,485        56,823
Realized gain on sale of subsidiary           -            702,419         -
Motor club membership fees                    -          1,215,039     1,276,324
Other revenues                              224,271        114,512       125,613
     Total revenues                      54,696,670     50,318,640    39,523,820

  LOSSES AND EXPENSES

Losses and loss expenses
  incurred (net of reinsurance
  recoveries totaling $3,650,474,
  $6,840,459 and $1,153,901)             33,141,691     29,148,280    20,737,548
Amortization of deferred
  policy acquisition costs               15,162,320     13,678,710    10,611,978
Other operating expenses                  1,762,192      3,569,564     5,438,359
Lease termination charge                      -            359,077         -
Motor Club benefits                           -            266,112       280,836
     Total losses and expenses           50,066,203     47,021,743    37,068,721
Income before Federal income
  taxes                                   4,630,467      3,296,897     2,455,099
Benefit (provision) for Federal
  income taxes: current                     (37,573)       (42,324)      (38,320)
                deferred                 (1,110,192)     2,075,535         -
Total Federal income tax                 (1,147,765)     2,033,211       (38,320)

Net income                              $ 3,482,702   $  5,330,108   $ 2,416,779

Net Income per common share:
Basic                                         $1.68          $2.61         $1.18
Diluted                                       $1.66          $2.56         $1.17

Weighted average common and potential common shares outstanding:

Basic                                     2,074,473      2,045,590     2,043,197
Diluted                                   2,102,395      2,081,080     2,061,791

           The accompanying notes are an integral part of these consolidated financial statements.

[CAPTION]

                              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                         Unfunded
                                                                                        Accumulated
                                                                                         Benefit
                                 Common Stock (a)   Paid-In      Net Unrealised Gains    Obligation In
                               Shares              Additional  (Loss) Fixed  Maturities    Excess of     Retained
                               Issued     Amount    Capital          Securities (b)        Plan Assets    Earnings    Total


Balance at December 31, 1994  2,043,004  $1,021,501  $1,720,945     ($1,268,628)        ($3,633,000)   $12,705,367   $10,546,185
Common stock issued                 750         375       1,594                                                            1,969
Change in net unrealized gain
 on fixed maturity securities                                           2,661,043                                       2,661,043
Adjustment to recognize
  minimum required pension
  liability                                                                                  (1,544,900)               (1,544,900)
Net income                                                                                                 2,416,779    2,416,779
   Balance at December 31, 1995  2,043,754    1,021,876   1,722,539       1,392,415         (5,177,900)   15,122,146   14,081,076

Common stock issued                  3,750        1,876       7,969                                                         9,845
Change in net unrealized loss
 on fixed maturity securities                                           (1,122,378)                                    (1,122,378)
Adjustment to recognize
  minimum required pension
 liability                                                                                      487,000                   487,000
Net income                                                                                                   5,330,108  5,330,108
   Balance at December 31, 1996  2,047,504    1,023,752  $1,730,508         270,037          (4,690,900)    20,452,254 18,785,651

Common stock issued                 46,925       23,463     219,696                                                       243,159
Change in net unrealized gain
 on fixed maturity securities                                              327,721                                        327,721
Adjustment to recognize
  minimum required pension
  liability                                                                                    161,800                   161,800
Net income                                                                                                  3,482,702   3,482,702
   Balance at December 31, 1997  2,094,429   $1,047,215  $1,950,204     $ 597,758          ($4,529,100)   $23,934,956 $23,001,033


(a) Par value $.50 per share; authorized - 10,000,000 shares.
(b) Net of deferred taxes.


[CAPTION]

                          MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the years ended December 31,
                                                1997             1996           1995


  Net income                                $ 3,482,702      $ 5,330,108     $ 2,416,779

  Adjustments to reconcile net income
    to cash provided by
    operating activities:
    Depreciation expense                        461,845          379,453         297,291
    Amortization of bond
      premium - net                             103,308           98,738          66,843
    Gain on sale of subsidiary                   -              (702,419)          -
    Gain on sale of investments                  -                (5,485)        (56,823)
    Write-off of leasehold improvement
      (net) due to lease termination             -               227,077           -
    Deferred tax provision (benefit)          1,110,192       (2,075,535)          -

  Changes in:
    Net assets of Motor Club of America
      Enterprises, Inc.                          -              (422,581)          -
    Premiums receivable                          (7,984)        (666,352)     (1,587,853)
    Notes and accounts receivable               124,206          (38,922)         74,146
    Deferred policy acquisition costs           (97,154)        (692,274)       (902,854)
    Federal income tax - current                (13,118)          39,649          19,600
    Reinsurance recoverable on paid and
      unpaid losses                           3,101,263       (4,128,475)      3,127,417
    Prepaid reinsurance premiums                450,699           47,154        (511,033)
    Other assets                               (100,563)         129,820         406,825
    Losses and loss expenses                  2,579,922        7,843,304      (1,841,549)
    Unearned premiums and membership fees       351,557        1,571,169       3,179,001
    Commissions payable                        (121,991)          86,908         230,872
    Accounts payable                            (33,332)         292,994          33,361
    Accrued expenses                         (1,089,809)        (415,706)      1,406,751
    Drafts outstanding                           86,778          (47,878)        198,247
    Amount due to/from MCA Insurance
      Company in Liquidation and
      subsidiaries                                -                -          (2,750,000)
  Total cash provided by
    operating activities                     10,388,521        6,850,747       3,807,021



                                        (Continued)


                          MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (CONTINUED)

[CAPTION]

                                                    For the years ended December 31,
                                                1997             1996             1995

  Investing activities:

  Proceeds from:
    Maturities of fixed maturities            4,852,707        4,442,716       4,128,756
    Sales of fixed maturities                 2,700,000        1,396,522       4,417,499
    Sale of subsidiary                          -              1,125,000           -
    Payments received on mortgage
      loan principal                            111,937          131,609         106,835
    Sale or maturities of short-
      term investments                       86,804,893          200,000       1,916,411
    Sale of fixed assets                         -                13,400           -

  Purchase of:
    Fixed maturities                        (15,927,470)     (10,350,787)    (13,289,423)
    Short-term investments                  (92,206,193)      (1,745,455)       (201,134)
    Fixed assets                               (221,741)      (1,227,558)       (333,635)
  Total cash utilized in
   investing activities                     (13,885,867)      (6,014,553)     (3,254,691)

  Financing activities:
   Common stock issued                          243,159            9,845           1,969
   Repayment of borrowing -
    Midlantic Bank, N.A.                          -                -          (2,750,000)
  Total cash provided by (utilized
    in) financing activities                    243,159            9,845      (2,748,031)
  Net increase (decrease) in cash            (3,254,187)         846,039      (2,195,701)
  Cash and cash equivalents
    at beginning of year                      3,476,948        2,630,909       4,826,610
  Cash and cash equivalents
    at end of year                          $   222,761     $  3,476,948    $  2,630,909

Supplemental Disclosures of Cash Flow Information

     (1)  Total interest paid was $8,890 (1997), $8,166 (1996) and $33,934
          (1995).
     (2) Total Federal income taxes paid was $50,691 (1997), $38,462 (1996) and $52,000 (1995).

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

     (b)  Nature of Operations:

          The Company is a New Jersey corporation which owns the Insurance Companies. The Company's finance subsidiary, Motor Club of America Finance Company, was merged into the Company on December 9, 1997. The Company's subsidiary, Motor Club of America Enterprises, Inc. ("Enterprises"), was sold on December 2, 1996 (see Note B,
          Sale of Subsidiary for further details). Enterprises operates a motor club. The Insurance Companies engage in property and casualty insurance, principally private passenger automobile, small commercial and homeowners insurance, produced by independent agents; one hundred percent of the Insurance Companies' operations are conducted in the State of New Jersey. The Company generates substantially all of its revenues from its insurance operations.


                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies (Continued):

     (c)  Insurance Premiums:

          Insurance premiums are credited to income by the monthly pro rata method over the terms of the contracts. Contracts for private passenger automobile insurance generally are for terms of six months. Insurance contracts for policies other than private passenger automobile are for terms of twelve months.

     (d)   Motor Club Operations:

          Motor club membership fees were credited to income by the straight-line method over the terms of the contracts. Commission expense was deferred and amortized in the same manner as the related unearned membership fees. Other related costs were charged to expense as incurred.

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



                                     (Continued)


                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Summary of Significant Accounting Policies (Continued):

     (f)  Other Revenues:

          Other revenues consist principally of interest on mortgage loans and in 1997, servicing fees from motor club membership fees written by Enterprises.

     (g)  Losses and Loss Expenses:

          The estimated liability for losses is based on (1) the accumulation of cost estimates for unpaid losses reported prior to the close of the accounting period; and (2) estimates of incurred but unreported losses based upon past experience; less (3) estimates of anticipated salvage and subrogation recoveries.
          In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

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

     (j)  Federal Income Taxes:

          Deferred Federal income taxes are provided for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to apply in the years in which the differences are expected to reverse.

     (k)  Statement of Cash Flows:

          For purposes of the statement of cash flows, the Company considers demand deposits held with financial institutions and money market mutual fund holdings to be cash equivalents.

     (l)  Per Share Data:

          Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options.
          See Note M for more information on outstanding stock options and Note P for more information on the computation of Earnings per Share.



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

          Pursuant to an additional agreement entered into concurrent with the sale, the Company will provide certain services to members whose memberships are written with private passenger automobile ("PPA") policies written by Motor Club. In exchange the Company will receive a servicing fee from JVL. The Company will also receive certain fees for other memberships written by Enterprises, as defined by this additional agreement. During 1997 and 1996, these fees collectively totaled $143,000 and $11,000, respectively.

Note C - Investments:

          (a) The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1997 were as follows:

                               Gross        Gross
                  Amortized  Unrealized   Unrealized      Fair
                     Cost      Gains        Losses        Value
U.S. Government
 securities     $33,950,152 $   768,123   ($ 16,978)   $34,701,297
GNMA Mortgage-
 backed
 securities      10,015,258     131,866     (50,304)    10,096,820
Corporate
 securities      11,960,207     108,689     (35,569)    12,033,327
 Total          $55,925,617  $1,008,678   ($102,851)   $56,831,444

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

                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Investments (Continued):

          The amortized cost and fair value of investments in fixed maturity securities at December 31, 1997, by contractual maturity, were as follows:

                                  Amortized        Fair
                                     Cost          Value

Due in one year or less          $ 8,868,476    $ 8,893,248
Due after one year through
  five years                      23,794,770     24,354,105
Due after five years through
  ten years                       11,230,514     11,411,434
Due after ten years               12,031,857     12,172,657
                                 $55,925,617    $56,831,444

          The above maturity tables include $10,096,820 (at fair value) of mortgage-backed securities, which were classified as due after ten years based on the contractual life of the securities.

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no gross gains or gross losses in 1997. Gross gains of $5,485 and $53,851, were realized in 1996 and 1995, respectively, on those sales and calls.

     (b) Investment income (including net realized gains and losses) by category of investments consisted of the following:

       Category               1997        1996         1995
    Fixed maturities      $3,387,140   $3,093,534   $2,837,597
    Other, principally
     short-term
     investments             431,932      196,457      168,335
      Total investment
        income             3,819,072    3,289,991    3,005,932
    Investment
     expenses                224,563      197,394      184,921
      Net investment
        income            $3,594,509   $3,092,597   $2,821,011

                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Investments (Continued):

     (c)  At December 31, 1997 and 1996, fixed maturity investments
          (at fair value) deposited with the New Jersey Department of Banking and Insurance ("NJDOBI") amounted to $220,859 and $220,275, respectively.

     (d) There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.

     (e) The change in net unrealized gains (losses) on investments are as follows:

                              Years Ended December 31,
                           1997        1996         1995
         Fixed
        maturities         $635,790  ($1,122,378) $2,661,043

     (f) In the opinion of management there has been no permanent impairment in the carrying amount of investments.

Note D - Unpaid Losses and Loss Expenses:

     (a) The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 1997, 1996 and 1995:

                                  1997         1996         1995
Balance at January 1          $47,666,856  $39,823,552  $41,665,101
Less: Reinsurance recover-
 ables                         19,553,223   16,414,610   19,311,132
Net balance at January 1       28,113,633   23,408,942   22,353,969
Incurred losses and loss
 expenses:
 Provision for current
  year claims                  29,368,738   28,244,599   19,625,070
 Increase in provision for
  prior years' claims           3,772,953      903,681    1,112,478
Total incurred losses and
  loss expenses                33,141,691   29,148,280   20,737,548
Payment for losses and
 loss expenses:
 Payment on current
  year claims                  12,169,000   13,029,214    8,577,000
 Payment on prior
    years' claims              16,202,865   11,414,375   11,105,578
Total payments for losses
  and loss expenses            28,371,865   24,443,589   19,682,578
Net balance at December 31     32,883,459   28,113,633   23,408,939
Plus: Reinsurance recover-
 ables                         17,363,319   19,553,223   16,414,613
Balance at December 31        $50,246,778  $47,666,856  $39,823,552

                                        (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Unpaid Losses and Loss Expenses (Continued):

          The reconciliation shows a 1997 deficiency of $3,773,000 in the liability recorded at December 31, 1996. The deficiency is primarily the result of development of losses incurred in 1996. Management believes this development does not indicate any adverse trends in the Company's loss development.

     (b) Losses incurred are reduced by salvage and subrogation approximating $2,801,000 $2,188,000 and $1,661,000 for the years ended
          December 31, 1997, 1996 and 1995, respectively.

Note E - Fixed Assets:

          Fixed assets consist of the following:

                                             1997          1996
          Leasehold improvements         $  191,937    $  191,142
          Office furniture, fixtures and
           data processing equipment      3,155,739     2,934,793
                                          3,347,676     3,125,935
          Less accumulated depre-
           ciation                        1,761,027     1,299,182
                                         $1,586,649    $1,826,753

Note F - Reinsurance:

     (a) Unearned premiums and unpaid loss and loss expenses are stated gross of the effects of reinsurance.

     (b) Reinsurance contracts do not relieve the Insurance Companies from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Insurance Companies. Generally, all risks in excess of $150,000 for liability lines and $100,000 for property lines are reinsured. Prior to July 1, 1997 the property retention was $75,000.


                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Reinsurance (Continued):

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

          Reinsurance recoverable on paid and unpaid loss and loss expenses are principally attributable to the amounts of reinsurance recoverable from the Unsatisfied Claim and Judgment Fund ("UCJF") of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000. Reinsurance recoverable from the UCJF was $10,552,385 and $12,955,544 as of December 31, 1997 and 1996, respectively.

          Motor Club is required to participate in the New Jersey Automobile Insurance Risk Exchange ("NJ AIRE"). NJ AIRE is designed to balance differences between Motor Club's bodily injury exposures and loss payments as compared to industry exposures and loss payments under New Jersey's dual tort threshold system.

          Assessments paid to NJ AIRE based on subject bodily injury exposures are accounted for as ceded premiums written and totaled $1,728,341, $1,613,095 and $1,541,875 in 1997, 1996 and 1995, respectively.
          Reimbursements from NJ AIRE based on subject claim payment experience are accounted for as ceded losses incurred and totaled $500,657, $482,105 and $800,872 in 1997, 1996 and 1995, respectively.

                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Reinsurance (Continued):

          Prepaid reinsurance premiums of $695,245 and $1,145,944 as of December 31, 1997 and 1996, respectively, are mainly attributable to the Insurance Companies' excess of loss reinsurance treaties which are with one reinsurer.

          The effect of reinsurance on premiums written and earned is as follows:

[CAPTION]

                1997                              1996                           1995
               Written        Earned       Written        Earned       Written        Earned
 Direct      $58,380,651   $58,029,094   $54,563,224   $52,467,156   $44,334,501 $41,051,119
 Ceded        (6,700,505)   (7,151,204)   (7,225,929)   (7,273,083)   (6,261,282) (5,750,247)
 Net         $51,680,146   $50,877,890   $47,337,295   $45,194,073   $38,073,219 $35,300,872

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

          The Consolidated Statement of Operations includes in other operating expenses $254,226 and $239,357 for this matter in 1996 and 1995, respectively.


                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Taxes:

     (a) The Company and its subsidiaries (including MCA Insurance Company ("MCAIC") and its subsidiaries, former affiliates) file a consolidated Federal income tax return. The benefit (provision) for Federal income taxes consisted of the following:
[CAPTION]

                                                1997         1996        1995

              Current provision             ($   37,573)  ($   42,324) ($38,320)
              Deferred benefit (provision)  ( 1,110,192)    2,075,535     -
              Total benefit (provision)     ($1,147,765)   $2,033,211  ($38,320)

     (b) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:
                                                         December 31,
                                                     1997          1996
          Deferred tax assets:
            Net operating loss carryforward       $3,965,602    $2,549,738
            Unpaid losses and loss expenses        1,385,862     1,137,478
            Unearned premium                       1,264,155     1,209,601
            Alternative minimum tax and
             general business credit carry-
             forwards                                 91,094       128,701
          Total deferred tax assets                6,706,713     5,025,518

          Deferred tax liabilities:
            Deferred acquisition costs            (1,991,942)   (1,958,909)
            Unrealized gain on debt securities      (307,981)      (91,693)
            Prepaid pension cost                    (937,880)     (753,512)
            Excess loss account                     (722,888)       -
            Other deferred tax liabilities          (172,458)     (145,869)
          Total deferred tax liabilities          (4,133,149)   (2,949,983)
          Less: valuation allowance for
            deferred tax assets                   (1,916,202)       -
          Net deferred tax asset                  $  657,362    $2,075,535

          The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset. The Company has provided a valuation allowance at December 31, 1997 for those deferred tax assets related to net operating loss carryforwards of MCAIC and its subsidiaries. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income.

                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Taxes (Continued):

          The net operating loss carryforward of $11,663,536 expires beginning in 2009.

     (c) The provision for Federal income taxes resulted in effective tax rates lower than the statutory Federal income tax rates, as follows:

[CAPTION]

                                           1997           1996          1995
        Tax provision
         computed at statutory
         federal income tax rates       ($1,574,359)  ($1,120,945) ($  834,734)
        Change in valuation allowance    (1,110,192)    2,075,535    1,191,781
        Impact of alternative
         minimum tax
         calculation                        (63,607)      (36,298)     (38,320)
        Effect of net operating
         loss carryforward                1,548,594     1,095,320        -
        Other-net                            51,799        19,599     (357,047)
        Benefit (provision)             ($1,147,765)   $2,033,211  ($   38,320)


     (d) The Consolidated Statements of operations for the years ended December 31, 1997, 1996 and 1995 include state taxes based on insurance premiums of $153,333, $143,262 and $116,410 and state income tax expense (benefit) of $2,314, $8,244 and ($19,928), respectively.

Note H - Shareholders' Equity:

     (a) The Insurance Companies are domiciled in the State of New Jersey and therefore prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the NJ DOBI ("SAP").

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

                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Shareholders' Equity (Continued):

          The maximum amount of dividends which the Insurance Companies can pay to shareholders without approval of the Insurance Commissioner is subject to restrictions. To the extent that surplus as defined is available, the maximum amount distributable is limited to the greater of: (1) ten percent of statutory surplus as regards policyholders; or
          (2) net income, excluding realized capital gains. Accordingly, the maximum dividend which Motor Club may pay without prior approval in 1998 is $2,152,000. Preserver is not able to pay dividends at this time.

     (b) The consolidated financial statements of the Company's insurance subsidiaries have been prepared in accordance with GAAP, which differ in certain respects from SAP.

          The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) anticipated salvage and subrogation recoveries which have not been credited to losses incurred for SAP;
          (3) net deferred tax assets created by the tax effects of temporary differences; (4) unpaid losses, unpaid loss adjustment expenses and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (5) fixed maturity portfolios that qualify as available for sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

          The consolidated capital and surplus, shareholders' equity and income of Motor Club and Preserver on a statutory and GAAP basis were as follows:

                                          December 31,
                                         1997         1996
             Capital and surplus -
              Statutory basis         $18,129,018  $14,753,760
             Shareholders' equity -
              GAAP basis              $29,308,852  $24,704,123

                                     Years ended December 31,
                                   1997       1996         1995
            Net income:
            Statutory basis     $3,719,782  $  212,807  $1,811,612
            GAAP basis          $4,316,713  $2,737,318  $2,808,466

                                        (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Shareholders' Equity (Continued):

          Distribution by the Insurance Companies of the excess of GAAP shareholders' equity over statutory capital and surplus to the Company is prohibited by law.

Note I - Contingencies:

          The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

Note J - Pensions:

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

Note J - Pensions (Continued):

          On November 10, 1993, a Plan of Rehabilitation for Mutual was confirmed by the Superior Court of New Jersey. As a result, certain amendments were made to the Plan's contracts ("the restructured contract"), which is now transferred to the MBL Life Assurance Corporation ("MBLLAC"), the successor corporation of Mutual, where the restructured contract continues.

          The restructured contract is supported by a group of life insurance companies who are participating in the Plan of Rehabilitation.
          This arrangement has the effect of guaranteeing the contract balances should MBLLAC not be able to fulfill its obligations under the contract.

          In October 1994, MBLLAC approved and subsequently paid a "hardship withdrawal" of $2,666,204 (net of an administrative charge of $470,507) to the Plan.

          The Plan also received $183,876, $177,517 and $167,368 in
          distributions from MBLLAC and Mutual in 1997, 1996 and 1995, respectively, under provisions of the Plan of Rehabilitation.

          On January 9, 1997, the Plan of Rehabilitation was amended. Prior to the amendment, the payment of principal and interest under the restructured contract was to be in five installments beginning December 31, 1999. Under the amended Plan of Rehabilitation, such payments have been accelerated and will be paid in full on or before December 31, 1999.

     (b) Pension expense for 1997, 1996 and 1995 included the following components:
                                             1997      1996      1995
      Interest cost on projected
        benefit obligation             $  837,900  $  831,800   $862,600
      Actual return on assets          (1,241,500) (1,027,700)  (809,900)
      Net amortization and deferral       657,400     542,800    214,400
      Net periodic pension cost        $  253,800  $  346,900   $267,100

          Net amortization and deferral consists of amortization of net assets at transition, amortization of unrecognized prior service cost and deferral of subsequent net gains and losses. The assumptions used included a discount rate of 7.50% (1997), 7.25% (1996) and 8.25%
          (1995) and an expected long-term rate of return on assets of 10.0%.

                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J - Pensions (Continued):

     (c) The following table sets forth the funded status of the Plan and amounts recognized in the Company's balance sheet at December 31, 1997 and 1996. The discount rate assumed as of December 31, 1997 and 1996 was 7.25% and 7.50%, respectively.

[CAPTION]

                                                          1997        1996
              Actuarial present value of
               benefit obligations:
              Vested benefit obligation               $11,605,700  $11,591,100
              Accumulated benefit obli-
               gation                                 $11,605,700  $11,591,100
              Projected benefit obli-
               gation                                 $11,605,700  $11,591,100
              Plan assets at fair value,
               including guaranteed insurance
               contracts with MBL Life Assurance
               Corporation, in rehabil-
               itation, $3,143,000 (1997) and
               $3,088,000 (1996)                        9,340,000    8,791,900
              Projected benefit obligation
               in excess of plan assets                 2,265,700    2,799,200
              Unrecognized net loss                    (4,529,100)  (4,690,000)
              Adjustment required to recognize
               minimum liability                        4,529,100    4,690,000
              Pension liability recognized
               in the statement
               of financial position                  $ 2,265,700  $ 2,799,200


          The adjustment required to recognize the minimum liability is reflected as a reduction of shareholders' equity as of December 31, 1997 and 1996, respectively.

     (d) The Company maintains a defined contribution plan for substantially all employees (including those of MCAIC). Employer contributions of a discretionary amount are made by the Company and its subsidiaries. MCAIC and its subsidiaries provide similar employer contributions. Employer contributions in the amount of $115,995, $116,938 and $134,987 were made by the Company in 1997, 1996 and 1995, respectively, for its employees and charged to expense.


                                    (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J - Pensions (Continued):

     (e) In 1997, the Company established a non-qualified deferred compensation plan for certain employees. Employer contributions of a discretionary amount are made by the Company.

Note K - Post-retirement Benefits:

          The Company currently provides certain life and health benefits to retired employees who had twenty-five or more years of service, subject to certain eligibility restrictions. These benefits consist of the payment of medical, life and dental premiums for the retired employees. The Company's funding policy is to pay for the premiums currently; any future increases in the cost of these benefits will be
          borne by the retirees and not the Company.   The following table sets
          forth the funded status and amounts recognized in the Company's balance sheet:

                                                     December 31,
                                                    1997      1996
              Accumulated postretirement
               benefit obligation:
              Retirees                            $221,900   $266,000
              Fully eligible active
               plan participants                   232,800    186,000
              Other active plan
               participants                         98,200     75,000
                 Total                             552,900    527,000
              Plan assets at fair value              -          -
              Accumulated postretirement
               benefit obligation in excess
               of plan assets                      552,900    527,000
              Unrecognized net loss
               from past experience different
               from that assumed and from
               changes in assumptions             (255,500)  (189,000)
              Unrecognized transition obli-
               gation                             (417,000)  (445,000)
              Prepaid postretirement benefit
               cost recognized in the state-
               ment of financial position        ($119,600) ($107,000)

                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note K - Post-retirement Benefits (Continued):

          Net periodic postretirement benefit cost for 1997 and 1996, respectively, included the following components:

                                                     1997     1996
              Service cost of benefits attributed
               to service during the period        $ 2,300  $ 2,000
              Interest cost on accumulated post-
               retirement benefit obligation        40,200   40,000
              Net amortization and deferral         50,400   45,000
              Net periodic postretirement
               benefit cost                        $92,900  $87,000

          It is the policy of the Company that any future increase in life and health care benefits will be borne by the retirees and not the Company; as a result, there will be no increase in either the accumulated postretirement benefit obligation or the service and interest cost components of net periodic postretirement benefit cost related to a 1% increase in the health care trend rate.

          The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1997 and 7.50% in 1996.

Note L - Selected Quarterly Financial Data (Unaudited):

     (a)  Year ended December 31, 1997:

                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter
       Revenues    $13,780,326    $13,624,634   $13,630,808  $13,660,902

       Losses and
         expenses  $12,570,194    $12,457,776   $12,532,142  $12,506,091

       Net income  $   921,993    $   868,540   $   844,910  $   847,259

           Net income per common share:

       Basic       $       .45    $       .42   $       .40  $       .41
       Diluted     $       .44    $       .42   $       .40  $       .40

                                             (Continued)
                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Selected Quarterly Financial Data (Unaudited) (Continued):

          During the 1996 fourth quarter, the Company determined that it was more likely than not that sufficient future taxable income will be generated to realize the benefits of the net deferred tax assets; therefore, the deferred tax asset valuation allowance was reversed during the fourth quarter.

          (b)  Year ended December 31, 1996:

                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter
       Revenues    $11,690,835    $12,225,704   $12,838,694  $13,563,407

       Losses and
         expenses  $11,757,187    $11,255,479   $11,947,466  $12,061,611

       Net income
         (loss)    $   (69,827)   $   950,658   $   891,999  $ 3,557,278

       Net income
         (loss) per
         common
         share:
       Basic       $      (.03)   $       .46   $       .44  $      1.74
       Diluted     $      (.03)   $       .46   $       .43  $      1.70

Note M - Stock Option Plans:

          The Motor Club of America 1987 and 1992 Stock Option Plans
          ("the 1987 Option Plan" and "the 1992 Option Plan", respectively) provide for the issuance of options to purchase 100,000 common shares, respectively, by key executives at the market price at date of grant.

          Options under both Option Plans are exercisable for a five year period in twenty-five percent increments each year, commencing one year from the date of grant. As of December 31, 1997:
          (1) 125 shares under the 1987 Option Plan are available for grant; 84,000 shares were exercisable and 15,875 shares had been exercised as of that date; and (2) 61,450 shares under the 1992 Option Plan are available for grant; 3,000 shares were exercisable and 35,550 shares had been exercised as of that date.


                                     (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note M - Stock Option Plans (Continued):

          Transactions during 1995, 1996 and 1997 relating to the 1987 Option Plan are as follows:

                                                       Exercise
                                           Number of   Price per     Aggregate
                                            Shares       Share         Amount

            Options outstanding at
             December 31, 1994              41,250     $ 2.625       $108,281
            Options exercised in 1995         (750)    $ 2.625         (1,969)
            Options lapsed in 1995          (2,250)    $ 2.625         (5,906)
            Options outstanding at
             December 31, 1995              38,250     $ 2.625        100,406
            Options exercised in 1996       (3,750)    $ 2.625         (9,844)
            Options outstanding at
             December 31, 1996              34,500     $ 2.625         90,562
            Options exercised in 1997      (11,375)    $ 2.625        (29,859)
            Options lapsed in 1997          (1,125)    $ 2.625         (2,953)
            Options granted in 1997         62,000     $12.875        798,250
            Options outstanding at
             December 31, 1997              84,000     $10.19        $856,000


          Transactions during 1995, 1996 and 1997 relating to the 1992 Option Plan are as follows:
                                                      Exercise
                                           Number of   Price per     Aggregate
                                             Shares      Share         Amount

            Options outstanding at
             December 31, 1994              55,000                   $330,000
            Options lapsed in 1995          (4,000)    $ 6.00         (24,000)
            Options outstanding at
             December 31, 1996 and 1995     51,000     $ 6.00         306,000
            Options exercised in 1997      (35,550)    $ 6.00        (213,300)
            Options lapsed in 1997         (15,450)    $ 6.00         (92,700)
            Options granted in 1997          3,000     $12.875         38,625
            Options outstanding at
             December 31, 1997               3,000     $12.875       $ 38,625


                                        (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M - Stock Option Plans (Continued):

          The Company has adopted the provision of SFAS No. 123 ("Accounting for Stock-Based Compensation"), which calls for companies to measure employee stock compensation expense based on the fair value method of accounting. However, as allowed by SFAS No. 123, the Company has elected the continued use of APB Opinion No. 25 ("Accounting for Stock Issued to Employees"), with pro forma disclosures of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

          These calculations only take into consideration options issued since January 1, 1995. No options were granted by the Company in 1995 and 1996 and therefore the adoption of this Statement does not have any effect on those years financial position or results of operations. In 1997, had the fair value method been applied, net income would have been reduced by $10,200 or less than $.01 basic net earnings per share.

          The average fair value of options granted during 1997 was $6.52.
          The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions: of risk-free interest rate of 5.65%; volatility of 54.5%; and expected life of 4.5 years. The Company does not pay a dividend on its common stock. The following table summarizes options outstanding and exercisable at December 31, 1997:

                           Outstanding                    Exercisable
                                       Average                Average
     Exercise              Average    Exercise               Exercise
      Price     Options   Life(a)      Price    Options        Price

     $2.625      22,000     0.5       $2.625     22,000       $2.625
    $12.875      65,000     4.5      $12.875          0          -
     Total       87,000     3.5      $10.280     22,000       $2.625

          (a)  Average contractual life remaining years.


                               (Continued)

                       MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Related Party Transactions:

          Three of the Company's directors ("Ownership Group") own 42.5% of the outstanding common stock of the Company at December 31, 1997. The Company paid directors fees' of $180,000 during 1997, 1996 and 1995 to the Ownership Group.

          At December 31, 1997 and 1996, mortgage loans receivable from officers and employees (there were no amounts receivable from directors) amounted to $112,091 and $336,101, respectively, all of which are collateralized by real property.

Note O - Lease Obligations:

          Effective January 1, 1996, the Company entered into a lease
          ("the Paramus Lease") at 95 Route 17 South, Paramus, New Jersey. The Paramus Lease expires on December 31, 2005. The Company has an option to terminate the Paramus Lease after six years, and an option to extend the Paramus Lease for an additional five years after the initial lease term expires. The Company will pay a base annual rental of $371,745 through December 31, 2000 and $416,805 thereafter until the Paramus Lease expires. Additional charges for electricity and escalation of certain operating costs apply. In 1997 and 1996, rent expense paid by the Company on the Paramus Lease was $410,000 and $310,000, respectively.

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

Note O - Lease Obligations (Continued):

          The Newark Lease was to run to December 31, 2011. The Release also enabled the Company to terminate the Joint Service Agreement ("JSA") (see Note Q "Insolvency of MCA Insurance Company"). Concurrent with the execution of the Release in 1996, the Company charged off $227,000 in leasehold improvements at that facility.

          In 1996 and 1995, rent expense paid by the Company (net of amounts paid by MCAIC) on the Newark Lease was $75,000 and $252,000, respectively.

Note P - Earnings per Share ("EPS"):

          In 1997, the Company adopted SFAS No. 128 ("Earnings Per Share") specifying the computation, presentation and disclosure requirements for EPS. The new standard defines "basic" and "diluted" earnings per share. Basic earnings per share are based on weighted average basic shares outstanding. Diluted earnings per share are based on weighted average diluted shares outstanding, which is calculated by adding shares contingently issuable under stock options to the average basic shares outstanding. The calculations of average basic and diluted common shares outstanding and net income per common share are as follows:

                                           1997        1996         1995
      Net income (numerator)             $3,482,702   $5,330,108   $2,416,779

      Weighted average basic common
       shares outstanding (denominator)   2,074,473    2,045,590    2,043,197
      Shares contingently issuable
       under Stock Option plans              27,922       35,490       18,594
      Average diluted common shares
       outstanding (denominator)          2,102,395    2,081,080    2,061,791

      Net income per common share:
      Basic                                   $1.68        $2.61        $1.18
      Diluted                                 $1.66        $2.56        $1.17




                          MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           SCHEDULE I.  SUMMARY OF INVESTMENTS-
                         OTHER THAN INVESTMENTS IN RELATED PARTIES
                                   at December 31, 1997



     Column A               Column B      Column C     Column D
                                                       Amount at
                                                      which shown
                                                        in the
                             Cost(a)       Market    balance sheet

Type of investment

Fixed maturity securities
 available-for-sale:
United States Government
 and government agencies
 and authorities           $43,965,410   $44,798,117  $44,798,117
Industrial and
 miscellaneous              10,403,392    10,457,475   10,457,475
Public utilities             1,556,815     1,575,852    1,575,852

Total fixed maturities      55,925,617                 56,831,444

Mortgage loans on real
 estate                        522,555                    522,555

Short-term investments,
 available-for-sale          7,150,000     7,150,000    7,150,000

Total investments          $63,598,172                $64,503,999


Note: (a) Represents original cost of investments reduced by repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.


                                  (Continued)

                          MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                       SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (PARENT COMPANY)



                                      BALANCE SHEETS

                                                December 31,
                                          1997             1996

Assets:

  Cash and cash equivalents           $     -         $   354,465

  Investments in subsidiaries          28,889,766      25,614,714

  Insurance premiums receivable         7,366,692       7,538,716

  Deferred tax asset                      657,362       2,075,535

  Other assets                          5,364,125       3,868,956

         Total assets                 $42,277,945     $39,452,386

Liabilities and shareholders' equity:

  Indebtedness to subsidiaries        $14,641,404     $15,563,850

  Other liabilities                     4,635,508       5,102,885

         Total liabilities             19,276,912      20,666,735

  Shareholders' equity                 23,001,033      18,785,651
         Total liabilities and
           shareholders' equity       $42,277,945     $39,452,386



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

                                        (Continued)
                          MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                       SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (PARENT COMPANY)

                                 STATEMENTS OF OPERATIONS

                                          For the years ended December 31,
                                          1997          1996          1995
Revenues:

  Membership servicing fees           $  152,791   $   21,481   $    -
  Commission income                        1,595        9,960       10,093
  Realized gain on sale of
   subsidiary                              -          702,419        -
  Interest on mortgage loans               4,973        -            -
  Other income (1)                       216,161      135,704      157,125
       Total revenues                    375,520      869,564      167,218

Expenses:

  General and administrative
   expenses (2)                         (503,164)     (32,945)      52,759
       Total expenses                   (503,164)     (32,945)      52,759

Income before
   Federal income taxes                  878,684      902,509      114,459
Benefit (provision) for
   Federal income taxes:  current        (37,573)     (42,324)     (38,320)
                          deferred    (1,110,192)   2,075,535        -
Total Federal income tax              (1,147,765)   2,033,211      (38,320)

Income before item
   shown below                          (269,081)   2,935,720       76,139
Equity in net income
 of subsidiaries                       3,751,783    2,394,388    2,340,640
       Net income                     $3,482,702   $5,330,108   $2,416,779

     (1) Amount includes $31,559 (1996) and $67,117 (1995) of interest due from Motor Club.

     (2)  Amount is net of $535,816 (1997), $520,579 (1996) and  $223,691
          (1995) of management fees charged to subsidiaries.


                                        (Continued)

                          MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                       SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                              OF REGISTRANT (PARENT COMPANY)

[CAPTION]

                                 STATEMENTS OF CASH FLOWS

                                                             For the years ended December 31,
                                                    1997                 1996               1995
Net income                                      $3,482,702             $5,330,108         $2,416,779
Adjustments to reconcile net
  income to net cash provided by
  (utilized in) operating
  activities:
  Write-off of leasehold improvement
   (net) due to lease termination                    -                   227,077               -
  Depreciation expense                             371,756               309,875             248,540
  Gain on sale of subsidiary                         -                  (702,419)              -
  Accretion of bond discount                         -                        10             (16,368)
  Deferred tax benefit                           1,418,173            (2,075,535)              -

Changes in:
  Net assets of Motor Club of America
   Enterprises, Inc.                                 -                  (422,581)              -
  Premiums receivable                              172,024              (520,054)         (1,487,855)
  Investments in subsidiaries                   (2,947,331)           (1,663,715)         (1,978,815)
  Other assets                                     229,053              (146,637)            284,074
  Other liabilities                               (305,577)              103,409            (712,909)
  Indebtedness to related parties                 (922,446)            1,594,981           2,501,916
  Amounts due to MCA Insurance Company
   in Liquidation and subsidiaries                   -                     -              (2,750,000)
Net cash provided by (utilized in)
  operating activities                           1,498,354             2,034,519          (1,494,638)

Investing activities:
  Proceeds from:
    Sale of subsidiary                               -                 1,125,000               -
    Disposal of short-term
      investments                               47,287,674                 -               1,665,897
    Disposal of fixed
      maturities                                     -                    15,039             596,783
    Sale of fixed assets                             -                    13,400               -
    Payments received on mortgage
      loan principal                                 4,490                 -                   -
  Purchase of:
    Fixed maturities                                 -                     -                (608,402)
    Short-term investments                     (48,692,219)           (1,745,455)              -
    Fixed assets                                  (168,878)           (1,097,883)           (232,003)
  Mortgage loans from Finance Company             (527,045)                -                   -

Net cash provided by (utilized in)
  investing activities                          (2,095,978)           (1,689,899)          1,422,275

Financing activities:
    Repayment of borrowing -
     Midlantic Bank, N.A.                            -                     -              (2,750,000)
  Common stock issued                              243,159                 9,845               1,969
Net cash provided by (utilized in)
  financing activities                             243,159                 9,845          (2,748,031)
Increase (decrease) in cash and
  cash equivalents                                (354,465)              354,465          (2,820,394)
Cash and cash equivalents at
  beginning of year                                354,465                 -               2,820,394
Cash and cash equivalent at end of year        $     -                $  354,465          $    -


Supplemental Disclosures of Cash Flow Information
(1)  Total interest paid was $8,890 (1997), $8,166 (1996) and $33,934 (1995).
(2) Total federal income taxes paid was $50,691 (1997), $38,462 (1996) and $52,000 (1995).
                                             (Continued)

[CAPTION]

                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                                      SCHEDULE IV.  REINSURANCE
                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995



        Column A                  Column B      Column C      Column D     Column E    Column F
                                                                                         % of
                                                Ceded to     Assumed from               Amount
                                                  other         other                   Assumed
                                 Gross Amount   Companies     Companies    Net Amount   to Net

December 31, 1997:

  Total property and casualty
   insurance premiums earned     $58,029,094    $7,151,204   $   -         $50,877,895    0.0%

December 31, 1996:

  Total property and casualty
   insurance premiums earned     $52,467,156    $7,273,083   $   -         $45,194,073    0.0%

December 31, 1995:

  Total property and casualty
   insurance premiums earned     $41,051,119    $5,750,247   $   -         $35,300,872    0.0%



                                             (Continued)

[CAPTION]

                            MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                             SCHEDULE V. VALUATION AND QUALIFYING
                                     ACCOUNTS AND RESERVES
                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995




  Column A          Column B          Column C           Column D   Column E
                                      Additions
                   Balance at   Charged to  Charged to               Balance
                   Beginning     Cost and     Other                  at end
 Description       of Period     Expenses    Accounts   Deductions  of Period

Allowance for
doubtful
receivables:

December 31, 1997  $   41,340   $   26,751   $   -       $    -      $   68,091

December 31, 1996  $  656,083   $    -       $   -       $  614,743  $   41,340

December 31, 1995  $  439,309   $  316,774   $   -       $  100,000  $  656,083


Valuation allowance
for deferred taxes:

December 31, 1997  $    -       $1,916,202   $    -      $    -      $1,916,202

December 31, 1996  $2,974,408   $    -       $  722,894  $3,697,302  $   -

December 31, 1995  $5,070,974   $    -       $  682,329  $2,778,895  $2,974,408


                                          (Continued)

[CAPTION]

                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                          SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY/CASUALTY INSURANCE OPERATIONS

                        For the years ended December 31, 1997, 1996 and 1995




 Column A           Column B      Column C       Column D     Column E     Column F    Column G

                                 Reserves for
                    Deferred     Unpaid Claims   Discount,
                     Policy       and Claim      if any,                                   Net
                   Acquisition    Adjustment    Deducted in    Unearned       Earned    Investment
                      Costs         Expenses      Column C     Premiums      Premiums   Income (a)


Year ended
December 31, 1997   $ 5,858,650    $50,246,778         -      $19,285,757    $50,877,890 $3,384,004

Year ended
December 31, 1996   $ 5,761,496    $47,666,856         -       $18,934,200   $45,194,073 $2,998,897

Year ended
December 31, 1995   $ 5,069,222    $39,823,552         -       $16,838,135   $35,300,872 $2,759,337




Note:  (a)  Excludes non-insurance subsidiaries' investment
            income and realized investment gains.

[CAPTION]


                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                          SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY/CASUALTY INSURANCE OPERATIONS

                        For the years ended December 31, 1997, 1996 and 1995



 Column A                        Column H               Column I      Column J     Column K
                               Claims and Claim
                             Adjustment Expenses       Amortization     Paid
                              Incurred Related to       of deferred     Claims
                              (1)         (2)            policy       and Claim
                              Current     Prior         acquisition   Adjustment    Premium
                            Year        Years              Costs       Expenses     Written


Year ended
December 31, 1997          $29,368,738  $3,772,953     $15,162,320   $28,371,865   $51,152,770

Year ended
December 31, 1996          $28,244,599  $  903,681     $13,678,710   $24,443,589   $46,789,538

Year ended
December 31, 1995          $19,625,070  $1,112,475     $10,611,978   $19,682,580   $37,639,344




Note:  (a)  Excludes non-insurance subsidiaries' investment
            income and realized investment gains.