Form 10-Q
period 1998-03-31
MOTOR CLUB OF AMERICA
filed 1998-05-15
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
March 31, 1998                                       0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
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


2,101,429 shares of Common Stock were outstanding as of May 14, 1998.



                      MOTOR CLUB OF AMERICA
                            FORM 10-Q
                         MARCH 31, 1998


          PART I                                   PAGE

ITEM 1.   FINANCIAL STATEMENTS                       4
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                      8

          PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K          20


Cautionary Statement

          This Report on Form 10-Q contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of
1995), which can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy. Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Registrant. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with Motor Club of America's entry into new markets; diversification; catastrophic events; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede Motor Club of America's ability to charge adequate rates. Accordingly, Motor Club of America's premium growth and underwriting results have been and will continue to be potentially materially affected by these factors.




                                  PART I
                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MOTOR CLUB OF AMERICA
                             AND SUBSIDIARIES



                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                        March 31,        December 31,
                                          1998               1997
     ASSETS

Investments                           $66,333,080       $64,503,999
Cash and cash equivalents                   -               222,761
Premiums receivable                     7,687,896         7,809,567
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         18,949,864        18,666,066
Notes and accounts receivable
 - net                                    139,669           124,669
Deferred policy acquisition costs       5,772,035         5,858,650
Fixed assets - at cost, less
 accumulated depreciation               1,541,928         1,586,649
Prepaid reinsurance premiums              632,785           695,245
Deferred tax asset                        264,519           657,362
Other assets                              974,632         1,221,723
    Total Assets                     $102,296,408      $101,346,691

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses              $51,619,055       $50,246,778
Unearned premiums                      19,010,467        19,285,757
Other liabilities                       7,558,523         8,800,272
Federal income taxes
 payable - current                         42,065            12,851
    Total Liabilities                  78,230,110        78,345,658
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,099,679
 (1998) and 2,094,429 (1997))           1,057,808         1,047,215
Paid in additional capital              1,953,392         1,950,204
Unfunded accumulated benefit
 obligation in excess of Plan assets   (4,529,100)       (4,529,100)
Net unrealized gains
 on debt securities, net of
 deferred taxes                           624,711           597,758
Retained earnings                      24,959,487        23,934,956
     Total Shareholders' Equity        24,066,298        23,001,033
     Total Liabilities and
       Shareholders' Equity          $102,296,408      $101,346,691

                  (Financial statements should be read in
                   conjunction with the accompanying notes)

                           MOTOR CLUB OF AMERICA
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                                           For the Three Months Ended
                                       March 31, 1998      March 31, 1997

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $1,578,300 (1998) and
 $1,673,963 (1997))                     $13,008,953         $12,864,339
Net investment income                     1,041,286             850,645
Realized gains on sales
 of investments                              25,900               -
Other revenues                               46,099              65,342
     Total revenues                      14,122,238          13,780,326

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $889,336 (1998) and
 $470,227 (1997))                         8,334,324           8,319,513
Amortization of deferred policy
 acquisition costs                        3,790,219           3,823,685
Other operating expenses                    564,992             426,996
     Total losses and expenses           12,689,535          12,570,194
Income before Federal
 income taxes                             1,432,703           1,210,132

Provision for Federal
 income taxes: current                       29,214              27,337
               deferred                     378,958             260,802
Total provision for Federal
 income taxes                               408,172             288,139
Net income                              $ 1,024,531         $   921,993

Net Income per common share:
Basic                                          $.49                $.45
Diluted                                        $.48                $.44

Weighted average common and potential common shares outstanding:
Basic                                     2,095,321           2,047,504
Diluted                                   2,126,233           2,096,114

                  (Financial statements should be read in
                   conjunction with the accompanying notes)

                           MOTOR CLUB OF AMERICA
                             AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
                                                             For the Three Months Ended
                                                March 31, 1998                     March 31, 1997
Operating activities:
Net income                                    $ 1,024,531                        $  921,993
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and net amortization               146,974                           125,048
  Gain on sale of investments                     (25,900)                            -
Changes in:
  Deferred policy
    acquisition costs                              86,615                           127,276
  Premiums receivable                             121,671                           192,418
  Notes and accounts
    receivable                                    (15,000)                          110,960
  Other assets                                    247,391                            57,651
  Losses and loss expenses                      1,372,277                         1,101,484
  Unearned premiums                              (275,290)                         (403,106)
  Federal income tax - current                     29,214                            (9,201)
  Federal income tax - deferred                   378,958                           260,802
  Other liabilities                            (1,241,749)                       (1,226,642)
  Reinsurance recoverable on
    paid and unpaid losses                       (283,798)                        1,147,532
  Prepaid reinsurance premiums                     62,460                           142 342
Net cash provided by
  operating activities                                       $1,628,354                          $2,548,557

Investing activities:
  Investments purchased                       (51,311,520)                      (14,545,380)
  Fixed assets purchased                          (74,625)                          (21,355)
  Proceeds from sales of investments           49,521,249                         9,948,359
Net cash used in
  investing activities                                       (1,864,896)                         (4,618,376)

Financing activities:
  Common stock issued                              13,781                             -
  Net cash provided by financing activities                      13,781                               -
Net decrease in cash and
  cash equivalents                                             (222,761)                         (2,069,819)
Cash and cash equivalents at
  beginning of period                                           222,761                           3,476,948
Cash and cash equivalents at
  end of period                                              $    -                              $1,407,129

Supplemental Disclosures of Cash Flow Information

Interest paid                                                 $   1,440                          $    2,646
Federal income taxes paid                                     $    -                            $   36,538


Non Cash Investing Activities:

Invested assets and shareholders' equity increased by $26,953 and decreased by $627,573 in 1998 and 1997, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

                  (Financial statements should be read in
                   conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES

                STATEMENT OF COMPREHENSIVE INCOME

                           (Unaudited)

                                         For the Three Months Ended
                                      March 31, 1998      March 31, 1997

Net income                             $1,024,531           $921,993
Other comprehensive income:
  Unrealized gains (losses)on
   securities, net of tax:
   Unrealized holding gains (losses)
    arising during the period              52,853           (636,139)
   Less: reclassification adjustment
    for gains included in earnings        (25,900)             -
Other comprehensive income                 26,953           (636,139)
Comprehensive income                   $1,051,484           $285,854


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

          These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Registrant's 1997
Annual Report on Form 10-K.

2.  Shareholders' Equity

     Shareholders' equity at March 31, 1998 and December 31, 1997 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options.

4.  Federal Income Taxes

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three month periods ended March 31, 1998 and 1997, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforwards at March 31, 1998 are approximately $10.2 million.

5.   Comprehensive Income

     Effective January 1, 1998, the Registrant adopted Statement of Financial Accountant Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Registrant's stockholders. The Registrant's comprehensive income is comprised of net income, unrealized gains or losses on securities and minimum pension liability adjustments. For the three-month periods ended March 31, 1998 and 1997, there were no adjustments to the minimum pension liability.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview of Business Operations

     The Registrant and a group of affiliated corporations provide property and casualty insurance related services. One hundred percent of the Registrant's insurance operations are in the State of New Jersey. The Registrant has two subsidiaries which are domiciled in the State of New Jersey and write property and casualty insurance, Motor Club and Preserver.

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

     The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended March 31, 1998 is 2.68 to 1.

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

     In addition, in November 1997, the Governor of New Jersey appointed a special legislative committee to review and make further recommendations on reducing the cost to consumers of personal automobile coverage in New Jersey. As a result, legislation is pending which would: 1) allow insureds to reduce levels of compulsory coverages, including the option to reduce their coverage for Personal Injury Protection ("PIP") to as low as $15,000, from the presently required $250,000; 2) revise the PIP policy form to set forth the medical treatments and services, valid diagnostic tests and appropriate health care protocols which are eligible to be paid; 3) seek to limit lawsuits by claimants by redefining of the type of injury which would be grounds for litigation; 4) replace the present PIP arbitration system which utilizes part-time arbitrators who render only oral decisions without consulting medical professionals with one using full-time dispute resolution professionals who may refer questions of medical necessity or diagnosis to medical review organizations and who must render written decisions; 5) appoint a special fraud prosecutor to increase enforcement of fraudulent acts committed against insurance companies; 6) remove the system of territorial rating caps which have been in place since 1983, enabling insurers to modify (as appropriate) rates charged in various rating territories, which will be redefined; and 7) require a 15% reduction in rates on all PPA policies.

     The Registrant believes that the legislation will be enacted into law during the second quarter of 1998, with implementation of most of the provisions of the legislation (with one exception) likely by early 1999. The only exception is the redefinition of the territories and removal of the territorial rating caps, which will be implemented in 2000. The Registrant also believes that the legislation would have a modest net negative effect on Motor Club's PPA operations and profitability, as the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings proposed in the legislation.

Results of Operations

     Net income for the three months ended March 31, 1998 was reduced by $112,800 for the accrual of annual employee incentive awards, net of applicable taxes. In prior years, these awards were accrued in the fourth quarter for the entire year. The Registrant has begun to accrue these awards over the entire year given its continuing profitability.

     Excluding this accrual, net income increased by $215,000 or $.10 basic net income per share in the first quarter 1998 as compared to the same period in 1997, a 23% improvement, primarily due to a lower loss ratio and improved investment income. The combined ratio for the three months ended March 31, 1998 was 97.6% as compared to 97.8% for the same period in 1997.

Revenues

Insurance Premiums

     Insurance premiums increased $145,000 or 1% in the three months ended March 31, 1998, as compared to the same period in 1997, the result of increases in new business written, primarily commercial lines.

     The following table details the changes in Insurance Premiums:
                                   Change in
                                 Net
Class of Business              Premium    Percent

Private Passenger Automobile   ($195,000)   (2%)
Commercial Lines                 187,000    12%
Personal Property                153,000    12%
Total                           $145,000     1%

     The increases in Commercial Lines and Personal Property were enhanced by $204,000 in savings on reinsurance programs which principally affected Preserver and were implemented effective July 1, 1997. Preserver also increased its retention for property excess of loss reinsurance at that date from $75,000 to $100,000, which contributed to the reduction in rate.

     Effective July 1, 1998, Motor Club will convert its existing six month policies, which constitute 98% of its personal automobile book of business, to twelve month policies. This measure will further improve the Registrant's operating efficiency and service levels, and reduce expenses. The Registrant believes this is particularly important since the NJ DOBI has not proposed or adopted regulations which would provide for expedited prior approval rate increases, as required by legislation passed by the New Jersey Legislature in 1997. While conversion to twelve month policies will, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by the Registrant, it will not effect the amount of premium earned.

     During the first quarter of 1998, Preserver introduced its new workers' compensation product. The Registrant believes the introduction of this product, along with other product improvements made in 1997, enable Preserver to offer a broad, competitive product line which will grow steadily in the future. Although insurance premiums (net of reinsurance) generated by this new product during the 1998 first quarter were not material, the Registrant expects that the amount of total Commercial Lines insurance premium to increase over the remainder of 1998 as a result of this product introduction.

Net Investment Income

     Net investment income increased $191,000 or 22% in 1998 as
compared to 1997.   Average invested assets for the three month
period ended March 31, 1998 were $64,021,000 as compared to $51,577,000 for the same period in 1997. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.51% for the three months ended March 31, 1998 as compared to 6.19% for the same period in 1997, despite a generally lower interest rate environment.

     While the 24% increase in average invested assets principally contributed to the increase in investment income, the increase in investment yield during the first quarter 1998 as compared to 1997 is primarily due to changes in the Registrant's investment policy made effective January 1, 1998, which are discussed in Liquidity and Capital Resources.

Losses and Expenses

Losses and Loss Expenses Incurred

     Losses and loss expenses incurred increased $15,000 or less than 1% in the three months ended March 31, 1998 as compared to the same period in 1997.

     The Registrant had slightly lower overall loss ratios during the 1998 first quarter as compared to 1997, as follows:
                   1998       1997
Motor Club         69.7%      66.5%
Preserver          46.5%      58.3%
Total              64.1%      64.7%

     The personal automobile loss ratio for Motor Club remains in line with expectations which consider the increased amounts of new personal automobile written since 1995. The Preserver loss ratio reflects the generally positive trends which Preserver has experienced over the last two years (including lower reinsurance costs), along with the relative lack of winter weather losses in New Jersey in the first quarter of 1998.

     Despite the higher loss and loss expense ratios for Motor Club on a comparative basis, no significant adverse trends were experienced or identified during the three months of 1998.

Amortization of Deferred Policy Acquisition Costs

     Amortization of deferred policy acquisition costs decreased
$34,000 or less than 1% in the three months ended March 31, 1998 as compared to the same period in 1997, which generally corresponds to the change in Insurance Premiums previously described.
Other Operating Expenses

     As noted previously, other operating expenses in 1998 included $170,000 relating to the Registrant's accrual of employee incentive awards. In prior years, these awards were accrued in the fourth quarter for the entire year.

     Excluding these charges, other operating expenses decreased $32,000 or 7% in the three months ended March 31, 1998 as compared to the same period in 1997. During the first quarter 1998, the Registrant incurred approximately $90,000 in expenses related to the introduction of Preserver's workers' compensation product, a corporate identity program for Preserver and promotion of its commercial lines products which are not expected to recur in 1998. The decrease in expenses (as adjusted) allowed for a decrease in the expense ratio to 32.2% for the three months ended March 31, 1998 as compared to 33.1% for the same period in 1997.

     The Registrant remains committed to reducing its expense ratio by increasing revenues while limiting increases in its overhead expenditures.

Financial Condition, Liquidity and Capital Resources

     The Registrant's book value at March 31, 1998 is $11.46 per share, as compared to $10.98 per share at December 31, 1997. The increase in book value from December 31, 1997 is due to the three month earnings described previously and an increase of $27,000 or $.01 per share (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

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

Operating and Investing Activities

     Net cash provided by operating activities were $1,628,000 and $2,549,000 in the three months ended March 31, 1998 and 1997, respectively. Cash flow provided by operating activities in the three months ended March 31, 1998 reflects the growth in the Insurance Companies' premium revenue, combined with the reduction in overhead expenses described previously in both the current three month and prior periods.

     Net cash utilized in investing activities was $1,865,000 in 1997 and $4,618,000 in 1997. The amounts used in 1998 reflect the investment of cash provided by operating activities in both the current three month and prior periods.

     No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

     Effective January 1, 1998, the Registrant modified its investment policy to include certain investment grade asset-backed securities and allow for a higher percentage of investments in investment grade corporate bonds and mortgage-backed securities. The Registrant has not substantially modified its duration for its investment portfolio, which was 3.55 years at March 31, 1998 as compared to 3.09 years at December 31, 1997. As part of the transition to this revised investment policy, the Registrant may periodically recognize limited realized gains and losses from sales of investments which are not deemed to be within the modified policy's guidelines. Management anticipates maintaining this approach to investing for the foreseeable future.

Financing Activities

     The Registrant paid no dividend on its common stock in 1998 or 1997.

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

Dated:  May 15, 1998