Form 10-Q
period 1998-06-30
MOTOR CLUB OF AMERICA
filed 1998-08-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             Commission File No.
June 30, 1998                                        0-671

                        MOTOR CLUB OF AMERICA
         (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
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


2,116,429 shares of Common Stock were outstanding as of August 13, 1998












                             1 of 19

                      MOTOR CLUB OF AMERICA
                            FORM 10-Q
                          JUNE 30, 1998


          PART I                                   PAGE

ITEM 1.   FINANCIAL STATEMENTS                       3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                      9

          PART II

ITEM 5.   OTHER INFORMATION                         18
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K          19

                              PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MOTOR CLUB OF AMERICA
                         AND SUBSIDIARIES


              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                        June 30,         December 31,
                                          1998               1997
     ASSETS

Investments                           $67,447,184       $64,503,999
Cash and cash equivalents               1,760,712           222,761
Premiums receivable                     8,349,793         7,809,567
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         17,879,776        18,666,066
Notes and accounts receivable
 - net                                    139,669           124,669
Deferred policy acquisition costs       5,796,754         5,858,650
Fixed assets - at cost, less
 accumulated depreciation               1,554,949         1,586,649
Prepaid reinsurance premiums              571,846           695,245
Deferred tax asset                         -                657,362
Other assets                            1,050,367         1,221,723
    Total Assets                     $104,551,050      $101,346,691

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses              $52,205,966       $50,246,778
Unearned premiums                      19,209,083        19,285,757
Other liabilities                       7,482,695         8,800,272
Federal income taxes
 payable - current                         10,588            12,851
Deferred tax liability                    224,831            -
    Total Liabilities                  79,133,163        78,345,658
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,116,429
 (1998) and 2,094,429 (1997))           1,058,215         1,047,215
Paid in additional capital              1,996,954         1,950,204
Unfunded accumulated benefit
 obligation in excess of Plan assets   (4,529,100)       (4,529,100)
Net unrealized gains
 on debt securities, net of
 deferred taxes                           797,392           597,758
Retained earnings                      26,094,426        23,934,956
     Total Shareholders' Equity        25,417,887        23,001,033
     Total Liabilities and
       Shareholders' Equity          $104,551,050      $101,346,691


             (Financial statements should be read in
              conjunction with the accompanying notes)

                        MOTOR CLUB OF AMERICA
                           AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Unaudited)

                                         For the Six Months Ended        For the Three Months Ended
                                      June 30, 1998     June 30,1997    June 30,1998    June 30,1997

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $3,373,178, $3,553,484
 $1,794,878 and $1,879,521)            $26,122,699        $25,578,958    $13,113,746     $12,714,619
Net investment income                    2,077,842          1,706,920      1,036,556         856,275
Realized gains on sales
 of investments                             28,341              -              2,441          -
Other revenues                              90,261            119,082         44,162          53,740
     Total revenues                     28,319,143         27,404,960     14,196,905      13,624,634

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $1,156,632, $794,461,
 $267,296 and $324,234)                 17,040,737         16,498,307      8,706,413       8,178,794
Amortization of deferred policy
 acquisition costs                       7,250,570          7,601,640      3,460,351       3,777,955
Other operating expenses                 1,027,834            928,023        462,842         501,027
     Total losses and expenses          25,319,141         25,027,970     12,629,606      12,457,776
Income before Federal
 income taxes                            3,000,002          2,376,990      1,567,299       1,166,858

Provision for Federal
 income taxes: current                      61,337             52,441         32,123          25,104
               deferred                    779,195            534,016        400,237         273,214
Total provision for Federal
 income taxes                              840,532            586,457        432,360         298,318
Net income                             $ 2,159,470        $ 1,790,533    $ 1,134,939     $   868,540

Net income per common share:
Basic                                        $1.03              $ .87           $.54            $.42
Diluted                                      $1.02              $ .86           $.54            $.42

Weighted average common and potential common shares outstanding:

Basic                                    2,100,888          2,056,111      2,106,393       2,064,719
Diluted                                  2,122,604          2,090,282      2,118,913       2,084,451




              (Financial statements should be read in
               conjunction with the accompanying notes)

                       MOTOR CLUB OF AMERICA
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited)

                                         For the Six Months Ended
                                                June 30, 1998                     June 30, 1997

Operating activities:
Net income                                    $ 2,159,470                        $1,790,533
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and net amortization               307,300                           281,804
  Gain on sale of investments                     (28,341)                            -
Changes in:
  Deferred policy
    acquisition costs                              61,896                           229,684
  Premiums receivable                            (540,226)                          122,865
  Notes and accounts
    receivable                                    (15,000)                          115,275
  Other assets                                    171,052                            62,109
  Losses and loss expenses                      1,959,188                        (1,291,198)
  Unearned premiums                               (76,674)                         (802,810)
  Federal income tax - current                     (2,263)                          (36,259)
  Federal income tax - deferred                   779,195                           534,016
  Other liabilities                            (1,317,577)                         (611,078)
  Reinsurance recoverable on
    paid and unpaid losses                        786,290                         3,485,451
  Prepaid reinsurance premiums                    123,399                           252 449
Net cash provided by
  operating activities                                       $4,367,709                          $4,132,841

Investing activities:
  Investments purchased                       (95,420,568)                      (42,799,465)
  Fixed assets purchased                         (215,908)                          (83,328)
  Proceeds from sales of investments           92,748,968                        38,785,965
Net cash used in
  investing activities                                       (2,887,508)                         (4,096,828)

Financing activities:
  Common stock issued                              57,750                           235,284
  Net cash provided by financing activities                      57,750                             235,284
Net decrease in cash and
  cash equivalents                                            1,537,951                             271,297
Cash and cash equivalents at
  beginning of period                                           222,761                           3,476,948
Cash and cash equivalents at
  end of period                                              $1,760,712                          $3,748,245

Supplemental Disclosures of Cash Flow Information

Interest paid                                                 $   2,640                          $    5,013
Federal income taxes paid                                     $  63,600                         $   88,700

Non Cash Investing Activities:

Invested assets and shareholders' equity increased by $199,634 and decreased by $220,445 in 1998 and 1997, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

               (Financial statements should be read in
                conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                         AND SUBSIDIARIES


         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           (Unaudited)


                                      For the Six Months Ended         For the Three Months Ended
                                   June 30, 1998     June 30,1997      June 30,1998  June 30,1997

Net income                             $2,159,470      $1,790,533       $1,134,939     $  868,540
Other comprehensive income (loss):
  Unrealized gains(losses)on
   securities, net of tax:
   Unrealized holding gains (losses)
    arising during the period             218,339        (220,445)         165,486        415,694
   Less: reclassification adjustment
    for gains included in earnings        (18,705)          -                7,195          -
Other comprehensive income (loss)         199,634        (220,445)         172,681        415,694
Comprehensive income                   $2,359,104      $1,570,088        1,307,620     $1,284,234



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

2.  Shareholders' Equity

          Shareholders' equity at June 30, 1998 and December 31, 1997 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

3.  Per Share Data

          Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options.

4.  Federal Income Taxes

          The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three and six month periods ended June 30, 1998 and 1997, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of
(i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforwards at June 30, 1998 are approximately $8.6 million.

5.        Comprehensive Income

          Effective January 1, 1998, the Registrant adopted Statement of Financial Accountant Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Registrant's stockholders. The
Registrant's comprehensive income is comprised of net income, unrealized gains or losses on securities and minimum pension liability adjustments. For the three and six month periods ended June 30, 1998 and 1997, there were no adjustments to the minimum pension liability.

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

New Jersey Private Passenger Automobile Insurance

          The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, despite New Jersey having among the highest average premium rate in the United States. New Jersey insurance law presently requires insurers to write all eligible personal automobile coverage presented to them from drivers with eight points or less on their driving record. This is commonly referred to as "take-all-comers".

          The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended June 30, 1998 is 2.67 to 1.

          In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all personal auto insurance rates until March 1998, but has not yet promulgated the regulations required for insurers to file for an expedited rate increase; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the current rating system which assesses surcharges to insureds' policies for specific driving violations and accidents with a broader-based tier rating system. The Registrant's tier rating system was approved by the NJ DOBI and will be implemented on all PPA policies with effective dates on and after November 1, 1998.

          In addition, additional PPA legislation was enacted in 1998 which will: 1) allow insureds to reduce levels of compulsory coverages, including the option to reduce their coverage for Personal Injury Protection ("PIP") to as low as $15,000, from the presently required $250,000; 2) revise the PIP policy form to set forth the medical treatments and services, valid diagnostic tests and appropriate health care protocols which are eligible to be paid; 3) seek to limit lawsuits by claimants by redefining of the type of injury which would be grounds for litigation; 4) replace the present PIP arbitration system which utilizes part-time arbitrators who render only oral decisions without consulting medical professionals with one using full-time dispute resolution professionals who may refer questions of medical necessity or diagnosis to medical review organizations and who must render written decisions; 5) appoint a special fraud prosecutor to increase enforcement of fraudulent acts committed against insurance companies; 6) remove the system of territorial rating caps which have been in place since 1983, enabling insurers to modify (as appropriate) rates charged in various rating territories, which will be redefined; and 7) require up to a 15% reduction in rates on all PPA policies.

          The Registrant believes that implementation of most of the provisions of the 1998 legislation (with one exception) will likely occur in 1999. The only exception is the redefinition of the territories and removal of the territorial rating caps, which will be implemented in 2000. The Registrant also believes that the legislation would have a modest net negative effect on Motor Club's PPA operations and profitability, as the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings proposed in the legislation.

Results of Operations

          Net income for the three and six months ended June 30, 1998 was reduced by $156,200 and $269,000, respectively, for the accrual of annual employee incentive awards, net of applicable taxes. In prior years, these awards were accrued in the fourth quarter for the entire year. The Registrant has begun to accrue these awards over the entire year given its continuing profitability.

          Excluding these accruals, net income increased $423,000 or $.19 basic net income per share and $638,000 or $.29 basic net income per share in the three and six months ended June 30, 1998 as compared to the same periods in 1997, respectively, primarily due to a lower expense ratio and improved investment income. The combined ratio (as adjusted) for the three and six months ended
June 30, 1998 was 94.8% and 95.5% as compared to 98.0% and 97.8%
for the same periods in 1997, respectively.

Revenues

Insurance Premiums

          Insurance premiums increased $399,000 or 3% and $544,000 or 2% in the three and six months ended June 30, 1998, compared to the same periods in 1997, respectively, the result of increases in new business written, along with lower reinsurance costs.

          The following table details the changes in Insurance
Premiums for the three and six month periods ended June 30, 1998 as compared to the same period in 1997:

                                 Three Months Ended    Six Months Ended
                                    June 30, 1998        June 30, 1998
                                     Change in            Change in
                                 Net                   Net
Class of Business              Premium    Percent    Premium    Percent

Private Passenger Automobile    $ 63,000     1%     ($133,000)     (1%)
Commercial Lines                  74,000     5%       262,000       8%
Personal Property                262,000    21%       415,000      17%
Total                           $399,000     3%      $544,000       2%

          The increases in Commercial Lines and Personal Property were enhanced by $208,000 and $412,000 in savings on reinsurance programs for the three and six month periods ended June 30, 1998, respectively, which principally affected Preserver and were implemented effective July 1, 1997. Preserver also increased its retention for property excess of loss reinsurance at that date from $75,000 to $100,000, which contributed to the reduction in rate.

          Effective July 1, 1998, Motor Club is converting its existing six month policies, which constitute 98% of its personal automobile book of business, to twelve month policies. This measure will further improve the Registrant's operating efficiency and service levels, and reduce expenses. The Registrant believes this is particularly important since the NJ DOBI has not proposed or adopted regulations which would provide for expedited prior approval rate increases, as required by legislation passed by the New Jersey Legislature in 1997. While conversion to twelve month policies will, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by the Registrant, it will not effect the amount of premium earned.

          During the first quarter of 1998, Preserver introduced its new workers' compensation product. The Registrant believes the introduction of this product, along with other product improvements made in 1997, enable Preserver to offer a broad, competitive product line which will grow steadily in the future.
Preserver produced $362,000 in direct written premium in its workers' compensation program through June 30, 1998.

Net Investment Income

          Net investment income increased $180,000 or 21% and $371,000 or 22% for the three and six months ended June 30, 1998 as compared to the same periods in 1997, respectively. Average invested assets for the six months period ended June 30, 1998 were $64,466,000 as compared to $51,297,000 for the same period in 1997. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.45% for the six months ended June 30, 1998 as compared to 6.25% for the same period in 1997, despite a generally lower interest rate environment.

          While the 26% increase in average invested assets principally contributed to the increase in investment income, the increase in investment yield during 1998 as compared to 1997 is primarily due to changes in the Registrant's investment policy made effective January 1, 1998, which are discussed in Liquidity and Capital Resources.

Losses and Expenses

Losses and Loss Expenses Incurred

          Losses and loss expenses incurred increased $528,000 or 7% and $542,000 or 3% in the three and six months ended June 30, 1998 as compared to the same periods in 1997, respectively.

          The Registrant had slightly higher loss ratios during the 1998 second quarter, although year to date loss ratios remain stable compared to 1997:

                     Three Months Ended                Six Months Ended
               June 30, 1998   June 30, 1997   June 30, 1998     June 30, 1997
Motor Club        66.9%             65.0%         68.3%               65.7%
Preserver         64.8%             62.1%         55.8%               60.2%
Total             66.4%             64.3%         65.2%               64.5%

          The personal automobile loss ratio for Motor Club remains in line with expectations which consider the increased amounts of new personal automobile written since 1995. The Preserver loss ratio reflects the generally positive trends which Preserver has experienced over the last two years (including lower reinsurance costs).

          Despite the higher loss and loss expense ratios for Motor Club on a comparative basis, no significant adverse trends were experienced or identified during the three and six month periods ended June 30, 1998.

Amortization of Deferred Policy Acquisition Costs and Other

Operating Expenses

          As noted previously, other operating expenses in the three and six month periods ended June 30, 1998 included $204,000 and $374,000, respectively, relating to the Registrant's accrual of employee incentive awards. In prior years, these awards were accrued in the fourth quarter for the entire year.

          Excluding these charges, expenses decreased $559,000 or 13% and $625,000 or 7% in the three and six months ended June 30,
1998 as compared to the same periods in 1997, respectively,
primarily due to the elimination of certain statutory assessments
and lower operating expenses, particularly salaries.   The
decrease in expenses (as adjusted) allowed for a decrease in the expense ratio to 28.4% and 30.3% for the three and six month periods ended June 30, 1998 as compared to 33.7% and 33.3% for the same periods in 1997.

          The Registrant remains committed to reducing its expense ratio by increasing revenues while limiting increases in its overhead expenditures.

Financial Condition, Liquidity and Capital Resources
          The Registrant's book value increased to $12.01 per share at June 30, 1998 from $10.98 per share at December 31, 1997. The principal sources of the net increase were: (1) net income of $2,159,000 or $1.02 per share described previously; and (2) an increase of $199,000 or $.09 per share (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

          These increases in book value were offset by the dilutive effects ($.08 per share) of the issuance of 22,000 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans. See Note M of the
Registrant's 1997 Consolidated Financial Statements for additional information regarding the Company's stock options plans.

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

Operating and Investing Activities

          Net cash provided by operating activities were $4,368,000 and $4,133,000 in the six months ended June 30, 1998 and 1997, respectively. Cash flow provided by operating activities in the six months ended June 30, 1998 reflects the growth in the Insurance Companies' premium revenue, combined with the reduction in overhead expenses described previously.

          Net cash utilized in investing activities was $2,888,000 in 1998 and $4,097,000 in 1997. The amounts used reflect the investment of cash provided by operating activities.

          No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

          Effective January 1, 1998, the Registrant modified its investment policy to include certain investment grade asset-backed securities and allow for a higher percentage of investments in investment grade corporate bonds and mortgage-backed securities. The Registrant's duration for its investment portfolio was 3.40 years at June 30, 1998 as compared to 3.09 years at December 31, 1997. As part of the transition to this revised investment policy, the Registrant may periodically recognize limited realized gains and losses from sales of investments which are not deemed to be within the modified policy's guidelines. Management anticipates maintaining this approach to investing for the foreseeable future.

Financing Activities

          The Registrant paid no dividend on its common stock in 1998 or 1997.

          The Registrant has no material outstanding capital commitments which would require additional financing.

Recent Accounting Pronouncements

          In June 1998, Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and
Hedging Activities", was issued and established standards for accounting and reporting of derivative instruments and hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Registrant is in the process of determining the effect, if any, of this Statement on its financial statements.

Safe Habor Statement Under the Private Securities Litigation Reform Act of 1995

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

                             PART II
                        OTHER INFORMATION

Item 5.  Other Information

     Stockholder Proposal Deadline

     If a stockholder who plans to present a matter at the 1999 Annual Meeting of Stockholders fails to provide notice of the matter to the Secretary of the Registrant by March 23, 1999, it is the intention of the Registrant that, pursuant to CFR section 240.14a-4(c) (1), the persons authorized under management proxies will have discretionary authority to vote and act according to their best judgement on said matter.

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         None

     b)  Reports on Form 8-K

         None

                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOTOR CLUB OF AMERICA

                              By: Stephen A. Gilbert
                              President

                              s/Patrick J. Haveron
                              By: Patrick J. Haveron
                              Executive Vice President
                              Chief Financial Officer
                              and Chief Accounting Officer

Dated:  August 14, 1998