Form 10-Q
period 1998-09-30
MOTOR CLUB OF AMERICA
filed 1998-11-16
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended                        Commission File No.
   September 30, 1998                               0-671


                    MOTOR CLUB OF AMERICA
     (Exact name of registrant as specified in its charter)


      New Jersey                                 22-0747730
(State of Incorporation)                     (I.R.S. Employer
                                            Identification No.)


95 Route 17 South, Paramus, New Jersey                   07653
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


2,116,429 shares of Common Stock were outstanding as of November 13, 1998


                            1 of 25

                     MOTOR CLUB OF AMERICA
                           FORM 10-Q
                        SEPTEMBER 30, 1998


          PART I                                   PAGE

ITEM 1.   FINANCIAL STATEMENTS                       3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                      9

          PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K          25

                              PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MOTOR CLUB OF AMERICA
                         AND SUBSIDIARIES


              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                     September 30,      December 31,
                                          1998              1997
     ASSETS

Investments                           $71,800,851       $64,503,999
Cash and cash equivalents               5,358,258           222,761
Premiums receivable                    13,877,332         7,809,567
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         18,208,043        18,666,066
Notes and accounts receivable
 - net                                    142,940           124,669
Deferred policy acquisition costs       7,080,572         5,858,650
Fixed assets - at cost, less
 accumulated depreciation               1,628,422         1,586,649
Prepaid reinsurance premiums              478,654           695,245
Deferred tax asset                         -                657,362
Other assets                              895,266         1,221,723
    Total Assets                     $119,470,338      $101,346,691

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses              $54,875,451       $50,246,778
Unearned premiums                      23,637,633        19,285,757
Other liabilities                       9,604,732         8,800,272
Note Payable                            3,000,000            -
Federal income taxes
 payable - current                          -                12,851
Deferred tax liability                    946,482            -
    Total Liabilities                  92,064,298        78,345,658
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,116,429
 (1998) and 2,094,429 (1997))           1,058,215         1,047,215
Paid in additional capital              1,996,954         1,950,204
Unfunded accumulated benefit
 obligation in excess of Plan assets   (4,529,100)       (4,529,100)
Net unrealized gains
 on debt securities, net of
 deferred taxes                         1,770,085           597,758
Retained earnings                      27,109,886        23,934,956
     Total Shareholders' Equity        27,406,040        23,001,033
     Total Liabilities and
       Shareholders' Equity          $119,470,338      $101,346,691

             (Financial statements should be read in
              conjunction with the accompanying notes)

                       MOTOR CLUB OF AMERICA
                          AND SUBSIDIARIES


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited)
                                        For the Nine Months Ended                  For the Three Months Ended
                                 September 30, 1998     September 30,1997    September 30,1998    September 30,1997


  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $5,178,978, $5,265,869,
 $1,805,800 and $1,712,385)            $39,481,046        $38,214,590             $13,358,347     $12,635,632
Net investment income                    3,161,052          2,653,173               1,083,210         946,253
Realized gains on sales
 of investments                             28,623              -                         282          -
Other revenues                             129,560            168,005                  39,299          48,923
     Total revenues                     42,800,281         41,035,768              14,481,138      13,630,808

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $2,414,667, $2,401,641,
 $1,258,035 and $1,607,180)             26,536,968         25,203,606               9,496,231       8,705,299
Amortization of deferred policy
 acquisition costs                      10,385,652         11,085,228               3,135,082       3,483,588
Other operating expenses                 1,537,357          1,271,278                 509,523         343,255
     Total losses and expenses          38,459,977         37,560,112              13,140,836      12,532,142
Income before Federal
 income taxes                            4,340,304          3,475,656               1,340,302       1,098,666

Provision (benefit) for Federal
 income taxes: current                     165,458             25,273                 104,121         (27,168)
               deferred                    999,916            814,940                 220,721         280,924
Total provision for Federal
 income taxes                            1,165,374            840,213                 324,842         253,756
Net income                             $ 3,174,930        $ 2,635,443             $ 1,015,460     $   844,910

Net income per common share:
Basic                                        $1.51              $1.27                    $.48            $.40
Diluted                                      $1.50              $1.26                    $.48            $.40

Weighted average common and potential common shares outstanding:

Basic                                    2,106,125          2,068,045                2,116,429       2,091,429
Diluted                                  2,120,882          2,097,832                2,117,268       2,112,448

              (Financial statements should be read in
               conjunction with the accompanying notes)

                       MOTOR CLUB OF AMERICA
                          AND SUBSIDIARIES


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited)
                                     For the Nine Months Ended
                               September 30, 1998           September 30, 1997
Operating activities:
Net income                                    $ 3,174,930                        $ 2,635,443
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and net amortization               444,565                            413,908
  Gain on sale of investments                     (28,623)                            -
Changes in:
  Deferred policy
    acquisition costs                          (1,221,922)                           487,843
  Premiums receivable                          (6,067,765)                           673,567
  Notes and accounts
    receivable                                    (18,271)                           135,944
  Other assets                                    329,083                             65,014
  Losses and loss expenses                      4,628,673                            988,171
  Unearned premiums                             4,351,876                         (1,872,905)
  Federal income tax - current                    (15,480)                           (89,508)
  Federal income tax - deferred                   999,916                            814,940
  Other liabilities                               804,460                         (1,308,359)
  Reinsurance recoverable on
    paid and unpaid losses                        458,023                          3,595,897
  Prepaid reinsurance premiums                    216,591                            701 928
Net cash provided by
  operating activities                                      $ 8,056,056                          $7,241,883

Investing activities:
  Investments purchased                      (181,489,777)                       (69,247,424)
  Fixed assets purchased                         (426,299)                          (167,739)
  Proceeds from sales and
   maturities of investments                  175,937,767                         60,846,452
Net cash used in
  investing activities                                       (5,978,309)                         (8,568,711)

Financing activities:
  Note payable                                  3,000,000                             -
  Common stock issued                              57,750                            235,284
  Net cash provided by financing activities                   3,057,750                             235,284
Net increase (decrease) in cash and
  cash equivalents                                            5,135,497                          (1,091,544)
Cash and cash equivalents at
  beginning of period                                           222,761                           3,476,948
Cash and cash equivalents at
  end of period                                              $5,358,258                          $2,385,404

Supplemental Disclosures of Cash Flow Information

Interest paid                                                 $   4,308                         $    7,096
Federal income taxes paid                                     $  95,400                         $  114,781


Non Cash Investing Activities:

Invested assets and shareholders' equity increased by $1,172,327 and $104,298 in 1998 and 1997, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

               (Financial statements should be read in
                conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                         AND SUBSIDIARIES


         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           (Unaudited)

                                            For the Nine Months Ended          For the Three Months Ended
                                   September 30, 1998  September 30,1997  September 30, 1998  September 30, 1997

Net income                             $3,174,930      $2,635,443          $1,015,460             $ 844,910
Other comprehensive income:
  Unrealized gains on
   securities, net of tax:
   Unrealized holding gains
    arising during the period           1,191,218         104,298             972,879               324,743
   Less: reclassification adjustment
    for gains included in earnings        (18,891)          -                    (186)                -
Other comprehensive income              1,172,327         104,298             972,693               324,743
Comprehensive income                   $4,347,257      $2,739,741          $1,988,153            $1,169,653


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

2.  Shareholders' Equity

          Shareholders' equity at September 30, 1998 and December 31, 1997 include the undistributed GAAP net income of Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), the net assets of which exceed the consolidated net assets of the Registrant.

 3.  Per Share Data

          Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year.
Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options.

4.  Federal Income Taxes

          The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three and nine month periods ended September 30, 1998 and 1997, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; and (ii) utilization of Net Operating Loss ("NOL") carryforwards. The Registrant's NOL carryforwards at September 30, 1998 are approximately $3.2 million.

5.        Comprehensive Income

          Effective January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Registrant's stockholders. The Registrant's comprehensive income is comprised of net income, unrealized gains or losses on securities and minimum pension liability adjustments. For the three and nine month periods ended September 30, 1998 and 1997, there were no adjustments to the minimum pension liability.

6.        Long-Term Debt

          On September 14, 1998, the Registrant entered into a $3 million revolving credit facility (the "Loan") and drew on the entire amount of the Loan on September 30, 1998. The Loan has a three-year term and bears interest payable in varying periods depending on the interest period, not to exceed three months, at rates selected by the Registrant under the terms of Loan, including a Base Rate (which is the lender's prime rate) or the Eurodollar Rate plus applicable margin of 2%. At September 30, 1998, the interest rate under the Loan was 7.0625%. The Loan requires compliance with certain financial and operating covenants which limit, among other things, the incurrence of additional indebtedness by the Registrant and the Insurance Companies, investments by the Registrant, sales of assets and changes in control, along with maintenance by the Insurance Companies of their ratings by A.M. Best. At September 30, 1998, the Registrant was in compliance with these covenants. The commitment fee for any unborrowed portion of the Loan is 0.35%.

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

          The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus
("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended September 30, 1998 is
2.52 to 1.

          In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all personal auto insurance rates until March
1998, but has not yet promulgated the regulations required for insurers to file for an expedited rate increase; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the current rating system which assesses surcharges to insureds' policies for specific driving violations and accidents with a broader-based tier rating system.
The Registrant's tier rating system was approved by the NJ DOBI and has been implemented on all PPA policies with effective dates on and after November 1, 1998.

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

          Implementation of most of the provisions of the 1998 legislation (with one exception) will occur in 1999. The only exception is the redefinition of the territories and removal of the territorial rating caps, which will be implemented in 2000. The Registrant believes that the legislation will have a modest net negative effect on Motor Club's PPA operations and profitability, as the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings proposed in the legislation.

Results of Operations

          On September 7, 1998, severe storms which affected New Jersey caused losses (principally in Preserver) which totaled $227,000 or $.11 basic net income per share, reducing the three and nine month results for the period ended September 30, 1998.

          Net income for the three and nine months ended September 30, 1998 was also reduced by $121,700 and $390,700, respectively, for the accrual of annual employee incentive awards, net of applicable taxes. In prior years, these awards were accrued in the fourth quarter for the entire year. The Registrant has begun to accrue these awards over the entire year given its continuing profitability.

          Excluding the storm losses and accruals in 1998, net income increased $519,000 or $.24 basic net income per share and $1,157,000 or $.53 basic net income per share in the three and nine months ended September 30, 1998 as compared to the same periods in 1997, respectively, primarily due to a lower expense ratio and improved investment income. The combined ratio (as adjusted) for the three and nine months ended September 30, 1998 was 94.9% and 95.3% as compared to 99.2% and 98.3% for the same periods in 1997, respectively.

Revenues

Insurance Premiums

          Insurance premiums increased $723,000 or 6% and $1,266,000 or 3% in the three and nine months ended September 30, 1998, compared to the same periods in 1997, respectively, the result of increases in new business written, along with lower reinsurance costs.

          The following table details the increases in Insurance
Premiums for the three and nine month periods ended September 30, 1998 as compared to the same period in 1997:

                                 Three Months Ended   Nine Months Ended
                                 September 30, 1998   September 30, 1998
                                     Increase in          Increase in
                                 Net                   Net
Class of Business              Premium    Percent    Premium    Percent

Private Passenger Automobile    $370,000     4%      $237,000        1%
Commercial Lines                 185,000    11%       446,000        9%
Personal Property                168,000    13%       583,000       16%
Total                           $723,000     6%    $1,266,000        3%

          The increases in Commercial Lines and Personal Property were enhanced by $208,000 and $633,000 in savings on reinsurance programs for the three and nine month periods ended September 30, 1998, respectively, which principally affected Preserver and were implemented effective July 1, 1997. Preserver also increased its retention for property excess of loss reinsurance at that date from $75,000 to $100,000, which contributed to the reduction in rate.

          Reinsurance costs related to the New Jersey Automobile Insurance Risk Exchange ("NJ AIRE") were $399,000 and $343,000 lower in the three and nine months ended September 30, 1998 as compared to the same periods in 1997. Please refer to Note F in the Notes to Financial Statements in the Registrant's Annual Report on Form 10-K for additional information on NJ AIRE.

          Effective July 1, 1998, Motor Club began converting its existing six month policies, which constitute 98% of its personal automobile book of business, to twelve month policies. This measure will further improve the Registrant's operating efficiency and service levels, and reduce expenses. The Registrant believes this is particularly important since the NJ DOBI has not proposed or adopted regulations which would provide for expedited prior approval rate increases, as required by legislation passed by the New Jersey Legislature in 1997. While conversion to twelve month policies will, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by the Registrant, it will not effect the amount of premium earned.

          During the first quarter of 1998, Preserver introduced its new workers' compensation product. The Registrant believes the introduction of this product, along with other product improvements made in 1997, enable Preserver to offer a broad, competitive product line which will grow steadily in the future. Preserver produced $557,000 in direct written premium in its workers' compensation program through September 30, 1998.

Net Investment Income

          Net investment income increased $137,000 or 14% and $508,000 or 19% for the three and nine months ended September 30, 1998 as compared to the same periods in 1997, respectively. Average invested assets for the nine months period ended September 30, 1998 were $65,911,000 as compared to $53,527,000 for the same period in 1997. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.39% for the nine months ended September 30, 1998 as compared to 6.21% for the same period in 1997, despite a generally lower interest rate environment.

          While the 23% increase in average invested assets principally contributed to the increase in investment income, the increase in investment yield during 1998 as compared to 1997 is primarily due to changes in the Registrant's investment policy made effective
January 1, 1998, which are discussed in Liquidity and Capital
Resources.

Losses and Expenses

Losses and Loss Expenses Incurred

          Losses and loss expenses incurred increased $791,000 or 9% and $1,333,000 or 5% in the three and nine months ended September 30, 1998 as compared to the same periods in 1997, respectively. Losses and loss expenses incurred for the three and nine months ended
September 30, 1998 include $299,000 in losses related to the aforementioned September 7, 1998 severe storms in New Jersey. Loss ratios for the three and nine month periods ended September 30, 1998 and 1997 were:

                       Three Months Ended                           Nine Months Ended
               September  30, 1998 September  30,1997    September  30, 1998  September  30, 997

Motor Club            70.1%              71.4%                 68.9%                67.6%
Preserver             73.9%              60.9%                 62.1%                60.4%
Total                 71.1%              68.9%                 67.2%                66.0%

          The personal automobile loss ratio for Motor Club remains in line with expectations which consider the increased amounts of new personal automobile written since 1995. The September storm increased Preserver's loss ratios for the third quarter and nine months by 7.9% and 2.7%, respectively. On a consolidated basis, these storms increased the loss ratio by 2.2% and 0.8% in the three and nine months ended September 30, 1998, respectively. Excluding these losses, the Preserver loss ratio reflects the generally positive trends which Preserver has experienced over the last two years (including lower reinsurance costs).

          Despite the higher loss and loss expense ratios for Motor Club on a comparative basis, no significant adverse trends were experienced or identified during the three and nine month periods ended September 30, 1998.

Amortization of Deferred Policy Acquisition Costs and Other
Operating Expenses

          As noted previously, other operating expenses in the three and nine month periods ended September 30, 1998 included $160,000 and $534,000, respectively, relating to the Registrant's accrual of employee incentive awards. In prior years, these awards were accrued in the fourth quarter for the entire year.

          Excluding these charges, expenses decreased $342,000 or 9% and $967,000 or 8% in the three and nine months ended September
30, 1998 as compared to the same periods in 1997, respectively, primarily due to the elimination of certain statutory assessments
and lower operating expenses, particularly salaries.   The
decrease in expenses (as adjusted) allowed for a decrease in the expense ratio to 26.1% and 28.8% for the three and nine month periods ended September 30, 1998 as compared to 30.3% and 32.3% for the same periods in 1997.

          The Registrant remains committed to reducing its expense ratio by increasing revenues while limiting increases in its overhead expenditures.

Financial Condition, Liquidity and Capital Resources

          The Registrant's book value increased to $12.95 per share at September 30, 1998 from $10.98 per share at December 31, 1997.
The principal sources of the net increase were: (1) net income of $3,175,000 or $1.51 per share described previously; and (2) an increase of $1,172,000 or $.56 per share (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

          These increases in book value were offset by the dilutive effects ($.10 per share) of the issuance of 22,000 shares of common stock upon exercise of employee stock options granted under the Stock Option Plans. See Note M of the Registrant's
1997 Consolidated Financial Statements for additional information regarding the Company's Stock Options Plans.

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

Operating and Investing Activities

          Net cash provided by operating activities were $8,056,000 and $7,242,000 in the nine months ended September 30, 1998 and 1997, respectively. Cash flow provided by operating activities in the nine months ended September 30, 1998 reflects the growth in the Insurance Companies' premium revenue, combined with the reduction in overhead expenses described previously.

          Net cash utilized in investing activities was $5,978,000 in 1998 and $8,569,000 in 1997. The amounts used reflect the investment of cash provided by operating activities.

          No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

          Effective January 1, 1998, the Registrant modified its investment policy to include certain investment grade asset-backed securities and allow for a higher percentage of investments in investment grade corporate bonds and mortgage-backed securities. The Registrant's duration for its investment portfolio was 3.3 years at September 30, 1998 as compared to 3.09 years at December 31, 1997. As part of the transition to this revised investment policy, the Registrant may periodically recognize limited realized gains and losses from sales of investments which are not deemed to be within the modified policy's guidelines. Management anticipates maintaining this approach to investing for the foreseeable future.

Financing Activities

          The Registrant paid no dividend on its common stock in 1998 or 1997 and has no material outstanding capital commitments which would require additional financing.

          On September 30, 1998, the Registrant borrowed $3 million from Dresdner Bank, AG (the "Loan"). The Loan assisted the Registrant with certain internal restructuring of its organization, in order to improve the prospects of Preserver to attain its own separate rating from A.M. Best Company, which the Registrant believes will be achieved during the 1998 fourth quarter. Please refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for further information on the Loan.

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

Year 2000

          The Registrant has been addressing the issues resulting from computer programs which use two digits, rather than four digits to define a year and which may be affected by the use of dates after January 1, 2000 ("Y2K Issue"). The Registrant has divided the Y2K Issue into the following three areas: (1) Internal
Technology; (2) External Technology; and (3) Insurance Issues.

          The Internal Technology section pertains to the Registrant's internal technology systems, including hardware, operating and applications software, telecommunications systems and other technology controlled or developed by the Registrant ("Business
Critical Internal Technology"). These systems include the
Insurance Companies' rating and policy processing, billing, claims, management reporting and supporting applications.
Internal Technology also includes the Registrant's financial and administrative technology systems ("Other Internal Technology").

          The Registrant's utilizes an AS/400 computer platform along with various Local Area Networks ("LAN's") and personal computers ("PC's") to operate its Internal Technology. The operating software for the AS/400 is currently Y2K compliant. LAN's and PC's will be certified as Y2K compliant no later than July 1, 1999. Implementation of operating software has and will include testing systems operating together using aged data and critical future dates.

          As of September 30, 1998, the Registrant had completed conversion of and had placed in production versions of the Policy Management Systems Corporation Point ("PMSC Point") system which was Y2K compliant for its billing, claims and certain management reporting systems which the Registrant utilizes. Implementation of the PMSC Point software applications included testing production systems operating together using aged data and critical future dates.

          As of September 30, 1998, the Registrant had completed conversion of and had placed in production versions of its rating and policy processing systems which were Y2K compliant for all of the Insurance Companies' business. Implementation of these software applications included testing production systems operating together using aged data and critical future dates.

          The Registrant is currently converting the remainder of its management reporting not emanating from the PMSC Point system to Y2K compliant versions and expects to be completed by July 1, 1999; this process is presently 95% complete. The Registrant is also presently converting its Other Internal Technology to Y2K compliant versions and expects to be completed by July 1, 1999. Implementation of these software applications will include testing production systems operating together using aged data and critical future dates as applicable.

          The Registrant has been able to continue to design, test and implement other projects related to its Internal Technology while addressing the Y2K Issue.

          The Registrant has been assessing its External Technology exposure to the Y2K Issue during 1998. This assessment includes:
(1) inventorying all operating systems and processes which are not related to its Internal Technology and rely on embedded technology not controlled by or developed by the Registrant and provided by a third-party vendor, supplier or business partner ("Business Partners"); and (2) communicated in detail with the Business Partners as to their individual Y2K readiness. The Registrant has received responses from all such Business
Partners. The Registrant will continue to identify and communicate with Business Partners as it conducts business up to, through and beyond the Year 2000 as to the Business Partners' Y2K readiness.

          The Registrant has also been assessing what action, if any, is required to limit and or eliminate the Registrant's exposure to Y2K Issues emanating from Insurance Issues. These issues primarily relate to coverage questions which may emerge from insurance policies issued by the Insurance Companies. It is the position of the Registrant that most of the claims for losses related to the Y2K Issue are not covered by insurance policies issued by the Insurance Companies. This position is consistent with that taken by insurance companies regarding coverage and Y2K Issues. Exposure to the Y2K Issue primarily relates to commercial insurance policies issued by Preserver.

          Preserver is also taking the following steps related to Insurance Issues: 1) it has notified its commercial insureds that they may have Y2K Issues which they need to address which are not covered by their commercial insurance policy; 2) it has notified its agents of these exposures their insureds may have and provided them with the notice being sent to insureds; and 3) commercial insurance policies (not including automobile) effective on and after December 31, 1998, will include policy language which specifically excludes coverages related to Y2K Issues.

          The Registrant has expended less than $250,000 to address Y2K Issues, almost all of it in 1998, consisting primarily of costs of internal resources. Estimated costs to complete work related to the Y2K Issue are currently less than $250,000. The Registrant has combined Y2K conversion efforts to its Internal Technology with required enhancements not related to Y2K to the Insurance Companies rating and policy processing, billing, claims and management reporting applications, thereby minimizing the cost of Y2K conversion.

          The Registrant believes that it has provided adequate time and resources to correct problems related to Internal Technology, and is continually assessing the most reasonably likely worst case Y2K scenario, which is currently believed to be if Business
Critical Internal Technology reveals problems which were not identified in testing and implementation of Y2K compliant versions of Business Critical Internal Technology. Under such a scenario, the contingency plan is to devote more internal resources to solving such problems in a timely manner so that delays in processing transactions are avoided or minimized.

          The Registrant does have risk that External Technology will suffer Y2K problems. Response to the Registrant's Y2K communications to date with its Business Partners have not revealed any Y2K readiness issues; however, the Registrant will continue to communicate with its Business Partners over the next year and will develop contingency plans as appropriate in 1999.

          The Registrant does have risk that its coverage positions regarding Insurance Issues will be challenged in court, or that court decisions regarding coverage involving other insurers will be applied to the Insurance Companies' policies.

          The risks associated with the Registrant's Internal Technology, External Technology and Insurance Issues with regard to the Y2K Issue could result in an interruption in, or a failure of, certain normal business activities or operations, in addition to increased amounts of losses and loss expenses incurred. This could materially and adversely affect the Registrant's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K Issue, the Registrant is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Registrant's results of operations, liquidity and financial condition. The Registrant's efforts to address the Y2K Issue are expected to significantly reduce its level of uncertainty about the Y2K Issue. The Registrant believes that, with the steps described herein, the possibility of significant interruptions of normal operations should be reduced.

          This disclosure regarding the Y2K Issue contains statements which are forward looking and that involve risks and uncertainties and qualify for the statutory safe harbor under the Private Securities Litigation Reform Act of 1995. Future activities related to the Y2K Issue may not adhere to the anticipated schedule and cost estimates because the Registrant may encounter : (1) more problems than anticipated in bringing its Internal Technology in compliance with the Y2K Issue and not be able to provide adequate resources to address those problems;
(2) unexpected problems with External Technology due to Business Partners who are not able to be in compliance with the Y2K Issues despite their communications with the Registrant to the contrary;
and (3) public policy decisions related to Insurance Issues which adversely affect the Registrant's operations.

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995

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



Dated:  November 13, 1998