Form 10-K405
period 1998-12-31
MOTOR CLUB OF AMERICA
filed 1999-04-01
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                Commission File Number
 December 31, 1998                           0-671

                         MOTOR CLUB OF AMERICA
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

        New Jersey                     22-0747730
-----------------------  -----------------------------------
(State of incorporation) (I.R.S. Employer Identification No.)

   95 Route 17 South, Paramus, New Jersey              07653
   --------------------------------------            ---------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code
 (201)291-2000

Securities registered pursuant to Section 12(b) of the Act:
                               None

   Securities registered pursuant to Section 12(g) of the Act:
             Common Stock (par value) $.50 per share
             ---------------------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X  No    .
                           ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting Common Stock (par value
$.50 per share) held by non-affiliates on March 26, 1999 was $15,895,456 based on the closing selling price.

2,116,429 shares of Common Stock were outstanding as of March 26, 1999.

Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement issued in conjunction with the June 9, 1999 Annual Meeting of Shareholders (Part III).


                      MOTOR CLUB OF AMERICA
                    ANNUAL REPORT ON FORM 10-K
                        DECEMBER 31, 1998


          PART I                                   PAGE
          ------                                   ----
ITEM 1.   BUSINESS                                      4
ITEM 2.   PROPERTIES                                   40
ITEM 3.   LEGAL PROCEEDINGS                            41
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                             41

          PART II
          -------
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS              42
ITEM 6.   SELECTED FINANCIAL DATA                      43
ITEM 7.   MANAGEMENT'S DISCUSSION AND                  44
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
ITEM 8.   FINANCIAL STATEMENTS AND                     60
          SUPPLEMENTARY DATA
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH            60
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

          PART III
          --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF          60
          THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION                       60
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN                60
          BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED            60
          TRANSACTIONS

          PART IV
          -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS               61
          SCHEDULES AND REPORTS ON FORM 8-K

CAUTINARY STATEMENT
-------------------

          This Report on Form 10-K contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of
1995), which can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy. Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with Motor Club of America's entry into new markets; Motor Club of America's pending merger with North East Insurance Company; diversification; catastrophic events; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede Motor Club of America's ability to charge adequate rates. Accordingly, Motor Club of America's premium growth and underwriting results have been and will continue to be potentially materially affected by these factors.



                              PART I
                              ------
Item 1. Business
----------------

 (a) GENERAL DEVELOPMENT OF BUSINESS

          Motor Club of America (the "Registrant") and a group of wholly-owned subsidiaries of which the Registrant is parent, are known as the "Motor Club of America Companies" (the "Motor Club of America Group") and provide property and casualty insurance services. The Registrant, incorporated in New Jersey in 1933 as "Automobile Association of New Jersey", is the successor to a New Jersey corporation organized in 1926. The present name was adopted in 1958.

          The Registrant has two subsidiaries which write property and casualty insurance, Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver"). Motor Club writes private passenger automobile ("PPA") business. Preserver writes small commercial, homeowners and ancillary coverages. Motor Club and Preserver are collectively referred to as the "Insurance Companies". The Insurance Companies are domiciled in the State of New Jersey.

          The Registrant is pursuing a strategy to: (1) increase its identification as a provider of small commercial lines insurance and has continued to expand its product line in support of this objective; and (2) expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to continue to pursue these objectives during 1999 and beyond.

          On March 16, 1999, the Registrant signed a definitive
Agreement and Plan of Merger ("Merger Agreement") to acquire North
East Insurance Company ("North East") through a merger of a wholly-owned subsidiary of the Registrant with and into North East ("Merger").
North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine and trading under the symbol NEIC.
Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock,
(b) one share of the Registrant's common stock for each 5.25 shares of North East common stock, or (c) a combination thereof. If the North East shareholders in the aggregate elect to exchange more than 50% of their shares for the Registrant's stock, the aggregate percentage will be ratably reduced to 50%.

          Consummation of the Merger is subject to the satisfaction of certain conditions set forth in the merger agreement, including approval from the shareholders of the Registrant and North East and authorization by state insurance regulators. Both the Registrant and North East expect that these conditions will be satisfied in due course.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          The Registrant does not have any reportable industry segments for the three fiscal years reported in this Form 10-K.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

          See Items 1 (a) and 7.

FIRE AND CASUALTY INSURANCE OPERTIONS
-------------------------------------
GENERAL

          The Insurance Companies distribute insurance policies and generate premium revenue through approximately 160 independent producers in New Jersey.

          The Registrant anticipates continuing its emphasis of the small commercial and ancillary coverages written by Preserver in the State of New Jersey. Commencing in 1998, Preserver began to offer workers' compensation insurance as part of its commercial lines product offerings, along with product offerings in boiler and machinery and umbrella coverages which were enhanced in 1997. New PPA writings by Motor Club are expected to continue as well.

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

          As of December 31, 1998, the Insurance Companies had a pooled rating of B+ (Very Good) by A.M. Best Company, Inc.
("Best"). See Item 1(c) "Narrative Description of Business - Fire and Casualty Insurance Operations - Pooling Arrangement".

          In January 1999, Preserver and Motor Club received separate ratings of B+ (Very Good) from Best. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best rating is an important factor in marketing the Insurance Companies' products, and in particular Preserver's, to their agents and customers.

          From January 1, 1996 to December 31, 1997, Preserver and Motor Club participated in an intercompany pooling agreement ("Pooling") under which their property and casualty business was combined. See Item 1(c) "Narrative Description of Business - Fire and Casualty Insurance Operations - Pooling Arrangement" for further details. In each of Accident Years 1996 and 1997, Preserver's participation in the Pooling was 30% and Motor Club's was 70%.

          Effective July 1, 1998, Motor Club began converting its existing policies with six month terms to twelve month policy terms (the "Policy Term Conversion"). Management believes this measure will further improve the Registrant's operating efficiency and service levels, and reduce expenses. While the Policy Term Conversion will, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by Motor Club, it will not effect the amount of premiums earned.

          The table which follows reflects the increase in premium written as a result of the Policy Term Conversion and sets forth the direct premiums written, by line of insurance, for the Insurance Companies for the last five years:

                            Direct Written Premiums
             (Amounts in Thousands - Exclusive of Service Charges)

                       1998                 1997                  1996                1995                1994
                 Direct   Percent     Direct   Percent     Direct    Percent   Direct    Percent   Direct
Percent
Program         Premium   of Total   Premium   of Total   Premium   of Total  Premium    of Total
Premium   of Total
--------        ------------------   ------------------   ------------------  --------------------
Private Passenger
 Automobile       $54,254   76.7%    $43,238     74.7%     $41,055    76.0%    $32,100    73.1%
$27,636    74.4%
Commercial Lines    9,672   13.7%      8,019     13.9%       6,744    12.5%      5,828    13.3%
4,431    12.0%
Personal Property   6,833    9.6%      6,596     11.4%       6,216    11.5%      5,972    13.6%
5,056    13.6%
                  -------  -----     -------    -----      -------   -----     -------   -----
   Total          $70,759  100.0%    $57,853    100.0%     $54,015   100.0%    $43,900   100.0%
$37,123   100.0%
                  =======  =====     =======    =====      =======   =====     =======   =====

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

                                                     December 31,
                                            ---------------------------
                                            1998        1997       1996
                                            ----        ----       ----
GAAP operating ratios:
  Loss ratio                                68.6%       65.1%      64.5%
  Expense ratio                             29.1%       33.3%      37.9%
                                            ----        ----      -----
  Combined ratio                            97.7%       98.4%     102.4%
                                            ====        ====      =====
Statutory operating ratios:
  Loss ratio                                69.9%       66.3%      66.6%
  Expense ratio                             28.8%       32.4%      37.5%
                                            ----        ----      -----
  Combined ratio                            98.7%       98.7%     104.1%
                                            ====        ====      =====

          In general, when the combined ratio is under 100%, underwriting results are considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio reflects underwriting results and not investment income, federal income taxes or other non-operating income or expense. The Registrant's operating income is a function of both underwriting results and investment income. POOLING ARRANGEMENT

          From January 1, 1996 to December 31, 1997, the Insurance Companies participated in an intercompany pooling arrangement ("Pooling") with each other. Since the inception of the Pooling, it was the Registrant's intention to maintain the Pooling only until Preserver could secure a separate Best rating equal to or greater than the pooled Best rating of B+ (Very Good).

          On December 17, 1998, the New Jersey Department of Banking and Insurance ("NJ DOBI") approved the termination of the pooling agreement on a run-off basis effective January 1, 1998, which means that losses on the years covered by the Pooling will still be pooled until they are completely settled. Pursuant to the approved Pooling termination, the Insurance Companies have no further liability to each other under the pooling agreement as to losses occurring after December
31, 1997. As noted previously, Preserver received a separate rating of B+ (Very Good) from Best in January 1999.

          The Pooling enabled Preserver, which commenced operations in 1993, to attain a Best rating it would not otherwise have been able to achieve due to its relatively insufficient operating experience. The Pooling was intended to permit a more uniform and stable underwriting result from year to year for the Insurance Companies in the Pooling than they would experience individually and to reduce the risk of either of the Pooling participants by spreading the risk of loss of either of the pool participants. The Insurance Companies therefore had at their disposal the underwriting capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity existed because such policy exposures are spread between both pool participants which each have its own capital and surplus. Regulation by state insurance departments is applied to the individual companies rather than to the Pooling.

          Pursuant to the terms of the Pooling, Preserver ceded to Motor Club 100% of its net premiums on all of its business as of January 1, 1996 and between that date and December 31, 1997, and 100% of its net losses and expenses on all of its business occurring between January 1, 1996 and December 31, 1997. All of Motor Club's net premiums, losses and expenses during these same periods, as applicable, were included in the pooled business.
Motor Club then retroceded to Preserver 30% of the premiums, losses and expenses subject to the Pooling, and retained the remaining 70%. The Pooling does not legally discharge the Insurance Companies from their primary liability for the full amount of the policies ceded.

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

          The liabilities are adjusted accordingly with such adjustments being reflected in the current year operations. No trends that are considered abnormal have been identified as of the most recent evaluation date, December 31, 1998.

          The Insurance Companies generally reinsure all risks in excess of $100,000 for property lines (increased from $75,000 for losses incurred before July 1, 1997) and $150,000 for casualty lines.

          The following table presents a reconciliation of beginning and ending liability balances for 1998, 1997 and 1996, reported under GAAP:

       RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

                                                           1998     1997      1996
                                                           ----     ----      ----
                                                           (Thousands of Dollars)
Liability for losses and loss expenses, net of
  reinsurance recoverables, at January 1                 $32,884   $28,114   $23,409
Incurred losses and loss expenses
 Provision for current year claims                        32,598    29,369    28,244
 Increase in provision for prior years'
  claims                                                   3,881     3,773       904
                                                         -------   -------   -------
 Total incurred losses and loss expenses                  36,479    33,142    29,148
                                                         -------   -------   -------
Payments for losses and loss expenses
 Payments on current year claims                          12,038    12,169    13,029
 Payments on prior years' claims                          17,511    16,203    11,414
                                                         -------   -------   -------
 Total payments for losses and loss expenses              29,549    28,372    24,443
                                                         -------   -------   -------
Liability  for losses and loss expenses, net
  of reinsurance recoverables, at December 31             39,814    32,884    28,114
Reinsurance recoverables on unpaid losses
  and loss expenses, at December 31                       18,521    17,363    19,553
                                                         -------   -------   -------
Liability for losses and loss expenses,
  gross of reinsurance recoverables,
  at December 31                                         $58,335   $50,247   $47,667
                                                         =======   =======   =======

          The reconciliation shows a 1998 deficiency of $3,881,000 in the liability recorded at December 31, 1997. The deficiency is primarily the result of; (1) initial net adverse development of reserves at December 31, 1997 which is consistent with the Registrant's loss development history; and (2) continuing adverse development of losses incurred in 1996.

          The Registrant believes that its book of business, particularly Motor Club's PPA book of business, has loss development characteristics which result in initial adverse development ("Initial Development") but ultimately develop closer to the reserves initially established. This Initial Development typically occurs during the first 24 to 36 months of a given year's reserves. Historically, the Initial Development has been offset by redundancies from older years approximating or greater than the Initial Development. However, as Motor Club's PPA book of business has grown, the Initial Development has been greater than the redundancies in older years.

          The Registrant believes that as the new PPA book of business written by Motor Club continues to stabilize and mature, the Net Cumulative Deficiency in the more recent years will decline and thus the deficiencies indicated will diminish. The Registrant believes this pattern is supported by the generally sequential decline in the Net Cumulative Deficiency from the most recent year presented to the oldest year presented. The
Registrant also believes that the Initial Development referred to is generally consistent and identifiable in the table on page 16.

          The Registrant also believes that the 1996 adverse development is attributable principally to losses which occurred in 1996, primarily in Motor Club's PPA book of business. During 1996, Motor Club's new PPA book of business was in its first twelve months of development. As is consistent with applicable New Jersey statutes, no business had yet been non-renewed, resulting in a book of PPA business that lacked historical experience. Thereafter, certain business was non-renewed and the performance of the book has improved. Given the adverse development of this particular year, it is possible that the Net Cumulative Deficiency for 1996 may not develop consistently with the other years described above, but the Registrant does not believe that this is indicative of prospective loss development for years after 1996.

          The differences between the liability for unpaid losses and loss expenses reported in the Registrant's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with SAP are reconciled as follows:

                                                    December 31,
                                           ----------------------------
                                           1998         1997       1996
                                           ----         ----       ----
                                               (thousands of dollars)
Liability for unpaid losses and
  loss expenses on a SAP basis
  (net of reinsurance recoverables
  on unpaid losses and loss expenses)     $43,111      $35,900    $30,686
Reinsurance recoverables on unpaid
  losses and loss expenses                 18,521       17,363     19,553
Anticipated salvage and subrogation
 recoveries                                (3,297)      (3,016)    (2,572)
                                          -------      -------    -------
Liability for unpaid losses and loss
  expenses, as reported in the
  Registrant's GAAP basis financial
  statements                              $58,335      $50,247    $47,667
                                          =======      =======    =======

          The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss expenses. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in the average severity of claims is caused by a number of factors that vary with the individual type of policy written. These anticipated trends are monitored based on actual development and are modified if necessary.

          The table on Page 16 presents the development of the GAAP balance sheet liabilities for 1992 through 1998; data is presented for those years in which the Insurance Companies had operations.

          The top line on the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in that and all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The upper portion of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for development years. The Net Cumulative Deficiency represents the aggregate change in the estimates over all prior years. The lower section of the table shows the cumulative amounts paid with respect to previously recorded liabilities as of the end of each succeeding year.

          In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency relating to losses settled in 1997, but incurred in 1993, will be included in the cumulative deficiency for the 1997 year.

          This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future.
Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31                  1992      1993      1994      1995       1996      1997      1998

Liability for unpaid
   losses and loss expenses, net
   of reinsurance recoverables        $28,469    $25,334   $22,356   $23,409    $28,114  $32,884
$39,814
Net Liability Re-estimated as of:
One year later                         27,145     26,253    23,468    24,313     31,887   36,765      -
Two years later                        28,563     26,766    23,813    25,759     33,848     -         -
Three years later                      28,454     26,819    24,181    25,680       -        -         -
Four years later                       28,702     26,572    23,759      -          -        -         -
Five years later                       28,662     26,066      -         -          -        -         -
Six years later                        28,516       -         -         -          -        -         -

Net Cumulative Deficiency            ($    47)  ($   732) ($ 1,403) ($ 2,271)  ($ 5,734)($ 3,881)  $  -

                                     ========   ========  ========  ========   ========
========   ======
Cumulative Amount of Liability Paid Through:

One year later                         12,314     12,311    11,106    11,414     16,203   17,511      -
Two years later                        20,270     18,992    17,231    18,357     24,830     -         -
Three years later                      24,546     23,032    20,821    22,164       -        -         -
Four years later                       26,878     24,882    22,488      -          -        -         -
Five years later                       27,642     25,373      -         -          -        -         -
Six years later                        27,810       -         -         -

Net liability - December 31           $28,469    $25,334  $22,356    $23,409    $28,114  $32,884
39,814
Reinsurance recoverables               21,698     20,484   19,309     16,415     19,553   17,363
18,521
                                      -------    -------  -------    -------    -------  -------   -------
Gross liability - December 31         $50,167    $45,818  $41,665    $39,824    $47,667  $50,247
$58,335
                                      =======    =======  =======    =======    =======  =======
=======

REINSURANCE

          The Insurance Companies follow the customary industry practice of reinsuring a portion of their risks and paying to reinsurers a portion of the premiums received on the policies. The Insurance Companies' reinsurance program permits greater diversification of business and the ability to write larger policies while limiting maximum net losses; in addition, the reinsurance program is designed to protect against catastrophic losses. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, the Insurance Companies are subject to credit risk with respect to their reinsurers. Reinsurance premiums and recoveries have been, and during the run-off period, are being allocated to the participants in the Pooling according to their respective participation percentages.

          Reinsurance for property losses of Preserver is maintained under a per risk excess of loss treaty affording recovery to $2 million, in excess of a retention of $100,000. This retention had been $75,000 until July 1, 1997. In addition, the Insurance Companies' catastrophe reinsurance program presently covers substantially all of the losses in excess of $500,000 up to $42.5 million. The Company also maintains a 100% quota share treaty for boiler and machinery coverage.

          Casualty reinsurance is currently maintained under an excess of loss treaty affording recovery up to $3 million, in excess of a retention of $150,000. The Insurance Companies also maintain reinsurance coverage for personal and commercial umbrella policies up to $2 million for personal lines policies and up to $5 million for commercial lines policies. Effective March 1, 1998, Preserver entered into reinsurance contracts for the workers' compensation policies it commenced writing on that date. An 80% quota share reinsurance contract on the first $500,000 of workers' compensation coverage has been implemented; an excess of loss treaty affording coverage up to $10 million in excess of the retention of $500,000 has also been implemented.

          Effective January 1, 1999, Preserver purchased aggregate stop loss reinsurance for all of its lines of business which will provide $3 million coverage in excess of a loss ratio of 67.5% (in
1999) after the application of all other reinsurance. The treaty is subject to experience adjustments over a three-year period and pays Preserver for the time use of premiums paid to the reinsurer, net of losses paid. This treaty affords Preserver protection against elevated levels of frequency or severity of losses which are not consistent with its historical experience, and includes but is not limited to weather-related events which may not rise to the level of a catastrophe.

          The Insurance Companies also maintained an 80% quota share reinsurance agreement for their non-automobile policies issued prior to February 19, 1994, until their expiration dates.

          The Insurance Companies considers numerous factors in selecting reinsurers, the most important of which is the financial stability of the reinsurer. The Insurance Companies have not experienced any collectibility problems for its reinsurance recoverables.

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

          While Motor Club distributes its personal auto policies similarly and thus faces the same issues as Preserver in concept, the personal auto regulatory environment in New Jersey, particularly its "take-all-comers" requirements (see Regulation), has suppressed competition and effectively eliminated risk selection. In addition, the New Jersey market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of the PPA line of business, further suppressing competition. Finally, approximately 24% of Motor Club's appointed independent insurance agencies represent only Motor Club for PPA coverage and thus, Motor Club has no competition for this business in those agencies. New Jersey law also substantially restricts the ability of an insurer to terminate its agencies, limiting Motor Club's ability to manage its agency force for PPA. Management believes this lack of competition in PPA presents a significant business risk which must be monitored very closely on an ongoing basis.

INVESTMENTS AND INFORMATION ABOUT MARKET RISK

          Management has maintained, in its opinion, a conservative investing philosophy. The Registrant manages its investment portfolio with the assistance of investment professionals based on guidelines established by management and approved by the Board of Directors.

          The overall goal of the portfolio is to enhance investment returns within the structure of limited credit risk assumption which management has utilized, with evaluations of portfolio duration made in relation to the current interest rate environment.

          During 1998, the Registrant's investment guidelines were expanded to allow for a higher percentage of investments in investment grade corporate bonds and mortgage-backed securities and to include certain investment grade asset-backed securities, which
provide more structured cash flows.   The objectives of these
changes to the Registrant's investment policy were: (1) to reduce the amount of interest risk in the portfolio; and (2) enhance portfolio yield without unreasonably increasing credit risk. The Registrant believes these objectives have been accomplished.

          The Registrant does not invest in or hold any derivative financial instruments.

          Tax exempt securities have not been acquired. Management believes that the current tax position of the Registrant, which includes net operating loss carryforwards, dictates the exclusion of tax exempt securities from the portfolio, which historically provide substantially lower yields on a before tax basis than taxable securities.

          Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to the financial instruments of the Registrant relate to the investment portfolio, which exposes the Registrant to risks related to interest rates, and to a lesser extent, credit quality and prepayment. The Registrant does not have exposure to foreign currency exchange rates or equity prices.

          Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Registrant views these potential changes in price within the overall context of asset and liability management. The payout pattern of insurance liabilities are actuarially determined, to determine their duration, which is the present value of the weighted average payments expressed in years. Duration targets are then set for the Registrant's fixed income investment portfolio after consideration of these liabilities and other factors, which the Registrant believes mitigates the overall effect of its exposure to interest rate risk.

          At December 31, 1998 and 1997, the Registrant's investment portfolio was comprised of the following types of securities:

                               December 31, 1998     December 31, 1997
                               -----------------     -----------------
                               Market                Market
                               Value       Percent   Value      Percent
                              -----------  -------  ----------- -----
Taxable Fixed Maturities      $69,594,904   91.6%   $56,831,444  88.1%
Short Term Investments          5,995,299    7.9%     7,150,000  11.1%
Mortgage Loans                    361,038    0.5%       522,555   0.8%
                              -----------  -----    ----------- -----
  Total Investment Portfolio  $75,951,241  100.0%   $64,503,999 100.0%
                              ===========  =====    =========== =====

          At December 31, 1998 and 1997, the taxable fixed maturity portfolio consisted of the following types of securities:

                                    December 31, 1998    December 31, 1997
                                    -----------------    -----------------
                                    Market               Market
                                    Value       Percent  Value       Percent
                                    ----------- ------- -----------  -------
  United States Treasuries         $18,669,055  26.8%   $29,205,469  51.3%
  United States Government
   Agencies                          4,476,576   6.5%     5,495,828   9.7%
  Mortgage-Backed Securities        11,213,589  16.1%    10,096,820  17.8%
  Asset-Backed Securities           10,805,970  15.5%        -        -
  Corporate Bonds                   24,429,714  35.1%    12,033,327  21.2%
                                   ----------- -----    ----------- -----
    Total                          $69,594,904 100.0%   $56,831,444 100.0%
                                   =========== =====    =========== =====

          Mortgage-backed securities ("MBS") consist primarily of Government National Mortgage Association issues, along with other MBS issues of the United States Government. Asset-backed securities ("ABS") issues are all rated "Aaa" by Moody's and "AAA" by Standard & Poor's. The underlying collateral of ABS issues at December 31, 1998 consist primarily of home equity loans.

          The taxable fixed maturity portfolio duration at December 31, 1998 and 1997 was 3.69 and 3.74 years, respectively.

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

          The Registrant has not acquired, nor are there plans to acquire, below investment grade or "junk" bonds. Ninety-seven percent of the fixed maturity portfolio as of December 31, 1998 was graded Class 1 according to the National Association of Insurance Commissioners' valuation system. This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

          At December 31, 1998 and 1997, the Registrant's taxable fixed maturity investment portfolio at market value by Moody's rating was:

                                  December 31, 1998      December 31, 1997
                                  -----------------      -----------------
                                    Market                Market
                                    Value       Percent   Value       Percent
                                  ------------  -------   ----------- -------
  United States Government
   Securities                      $34,359,229  49.4%     $44,798,117  78.9%
  Aaa                               11,311,103  16.2%         500,000   0.9%
  Aa                                 7,504,082  10.8%       2,797,273   4.9%
  A                                 13,388,045  19.2%       7,078,067  12.4%
  Baa                                3,032,445   4.4%       1,657,987   2.9%
                                   ----------- -----      ----------- -----
    Total                          $69,594,904 100.0%     $56,831,444 100.0%
                                   =========== =====      =========== =====

          The following table provides information about the Registrant's taxable fixed maturity portfolio at December 31, 1998 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage and asset-backed securities, expected payments patterns. Actual cash flows could differ from the expected amounts.

             EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                                                                                         TOTAL
                                                                                         ----------------------------------
                         1999      2000         2001        2002      2003         Thereafter      COST
VALUE
                         ----      ----         ----        ----      ----         ----------      ----        ------
Taxable-- Other than
 mortgage- backed
 securities          $5,587,108  $2,906,843  $4,648,076  $3,798,001 $1,912,271   $27,072,074
$45,924,373 $47,575,345
   Average interest
    rate                    6.9%        6.7%        7.1%        6.6%        6.4%         6.4%         6.6%
Mortgage- backed
 securities           1,613,735   1,198,588   1,035,728     847,843   1,111,715    5,246,077
11,053,686  11,213,589
   Average interest
    rate                    7.1%        7.0%        7.0%        6.9%        6.6%         6.6%         6.8%
Asset-backed
 securities             203,704   1,802,700   1,311,088   2,547,807   1,194,550    3,638,503
10,698,352  10,805,970
   Average interest
    rate                    6.1%        6.3%        6.3%        6.4%        6.4%         6.5%         6.4%
                     ----------  ----------  ----------  ----------  ----------  -----------  ----------- -----------
Total                $7,404,547  $5,908,131  $6,994,892  $7,193,651  $4,218,536  $35,956,654
$67,676,411 $69,594,904
                     ==========  ==========  ==========  ==========  ==========
===========   ===========  ===========

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

          The Registrant's investment portfolio yielded 6.30%, 6.41% and 6.25% in 1998, 1997 and 1996, respectively. Including realized gains and losses, the investment portfolio yielded 6.34%, 6.41% and 6.26% in 1998, 1997 and 1996, respectively.

REGULATION

General
-------
          Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers; the licensing to do business of insurers and agents; the nature of and limitations on investments; premium rates for property and casualty insurance; the provisions which insurers must make for current losses and future liabilities; the deposit of securities for the benefit of policyholders; and the approval of policy forms. Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

          New Jersey law requires the Insurance Companies to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements plans and reinsurance facilities. These laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

          During 1997, Motor Club began to participate in the New Jersey Personal Automobile Insurance Plan; fees totaling $254,000 and $191,000 were paid in 1998 and 1997, respectively, to a servicing carrier rather than process these policies and take a risk of further loss.

          State insurance holding company acts regulate insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Such laws further require disclosure of material transactions including the payment of "extraordinary dividends" from the insurance subsidiaries to the Registrant.

          Insurance holding company acts require that all transactions within the holding company system affecting the insurance subsidiaries must be fair and equitable. Further, approval of the insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.

          The Insurance Companies are restricted by the insurance laws of New Jersey as to the amount of dividends they may pay to the Registrant without prior approval of the Commissioner of Banking and Insurance. To the extent that statutorily defined surplus is available, the maximum dividend that may be paid by either Motor Club or Preserver during any year without prior regulatory approval is limited to the greater of 10% of that Company's statutory surplus as of the prior December 31, or adjusted net income of that Company, for the preceding year. Applying current regulatory restrictions as of December 31, 1998, approximately $1.4 and $1.1 million in dividends would be available for distribution by Motor Club and Preserver, respectively, to the Registrant without prior regulatory approval during 1999. During 1998, Motor Club paid $1 million in dividends to the Registrant.
No dividends were paid in 1997 or 1996 by the Insurance Companies.

National Association of Insurance Commissioners ("NAIC")
--------------------------------------------------------
          The Insurance Companies are subject to the general statutory accounting practices and reporting formats established by the NAIC as well as accounting practices prescribed or permitted by the State of New Jersey. The NAIC has codified SAP to afford preparers and users of statutory basis financial statements a more uniform application of SAP by insurers in differing states of domicile. It is not known whether regulatory authorities in the State of New Jersey will recognize SAP as codified by the NAIC as the approved basis of financial statement preparation for insurers domiciled in the State.

          The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies, which includes the Insurance Regulating Information System ("IRIS"). IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. The Insurance Companies have, in recent years, met substantially all of the IRIS test ratios. During 1998, Motor Club did return two unusual values as a result of the Policy Term Conversion which are not expected to recur.

          NAIC model rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial Regulations Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation reflects an eventual nationwide regulatory network of accredited states. The State of New Jersey is accredited by the NAIC.

          The NAIC has adopted Risk-Based Capital ("RBC") requirements for property/casualty insurance companies, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, credit risk, loss reserve adequacy and other business factors. The RBC formula is used by State insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. Regulatory compliance is determined by a ratio of the insurer's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Insurers below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of each Insurance Company are in excess of that required, therefore requiring no action.

New Jersey Private Passenger Automobile
---------------------------------------
          The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, despite New Jersey having among the highest average premium rate in the United States. New Jersey insurance law presently requires insurers to write all eligible PPA coverage presented to them from drivers with eight points or less on their driving record. This is commonly referred to as "take-all-comers".

          The NJ DOBI may grant an insurer relief, by written notification, from writing new PPA business pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1.
Motor Club's present applicable leverage ratio for the year ended
December 31, 1998 is 3.46 to 1. However, this ratio is temporarily elevated due to the aforementioned Policy Term Conversion. It appears that Motor Club's leverage ratio adjusted for the Policy
Term Conversion was below 3 to 1 at December 31, 1998.

          In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all PPA insurance rates until March 1998, but has not yet promulgated the regulations required for insurers to file for an expedited rate increase; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the rating system which assessed surcharges to insureds' policies for specific driving violations and accidents with a broader-based tiered rating system. Motor
Club's tier rating system was approved by the NJ DOBI and has been implemented on all PPA policies with effective dates on and after November 1, 1998.

          Additional PPA legislation was enacted in 1998 which: 1) allows insureds to reduce levels of compulsory coverages, including the option to reduce their coverage for Personal Injury Protection ("PIP") to as low as $15,000, from the presently required $250,000;
2) revises the PIP policy form to set forth the medical treatments and services, valid diagnostic tests and appropriate health care protocols which are eligible to be paid; 3) seeks to limit lawsuits by claimants by redefining of the type of injury which would be grounds for litigation; 4) replaces the present PIP arbitration system which utilizes part-time arbitrators who render only oral decisions without consulting medical professionals with one using full-time dispute resolution professionals who may refer questions of medical necessity or diagnosis to medical review organizations and who must render written decisions; 5) appoints a special fraud prosecutor to increase enforcement of fraudulent acts committed against insurance companies; 6) removes the system of territorial rating caps which have been in place since 1983, enabling insurers to modify (as appropriate) rates charged in various rating territories, which will be redefined; and 7) requires up to a 15% reduction in rates on all PPA policies.

          Implementation of most of the provisions of the 1998 legislation (with one exception) will start with new policies issued on March 22, 1999. The only exception is the redefinition of the territories and removal of the territorial rating caps, which will be implemented in 2000. The Registrant believes that the legislation will have a modest net negative effect on Motor Club's PPA operations and profitability, because the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings in the legislation.

          Consistent with New Jersey's regulatory and legislative history, the enacted and proposed legislation, current rate freeze and ongoing volatility could adversely affect the Registrant's long-term profitability in the PPA line of business.

          The State of New Jersey also maintains an excess profits law which provides that PPA insurers whose profits exceed a statutorily computed maximum over a three year period will be required to pay such excess to its policyholders. It would appear that presently Motor Club does not have such excess profits.

          The Insurance Companies were subject to certain assessments in the State of New Jersey, the most substantial of which had been the FAIR Act surtaxes and assessments commencing in 1990; the surtaxes expired after 1992 and the assessments expired after 1997. FAIR Act assessments totaled $971,000 and $962,000 in 1997 and 1996, respectively.

MOTOR CLUB OPERATIONS
---------------------
          On December 2, 1996, the Registrant sold Motor Club of
America Enterprises, Inc. ("Enterprises") to JVL Holding
Properties, Inc. ("JVL"), a non-affiliated Oklahoma corporation, for $1,125,000, resulting in a gain of $702,000.

          Pursuant to an additional agreement entered into concurrent with the sale of Enterprises, the Registrant provides certain services to Enterprises' members whose memberships are written with PPA policies written by Motor Club. In exchange, the Registrant receives a servicing fee from JVL. The Registrant also receives certain fees for other memberships written by Enterprises, as defined by this additional agreement. The Registrant earned $134,000 and $143,000 in fees from this agreement in 1998 and 1997, respectively.

YEAR 2000
---------
          The Registrant has been addressing the issues resulting from computer programs which use two digits, rather than four digits to define a year and which may be affected by the use of dates after January 1, 2000 ("Y2K Issue"). The Registrant has divided the Y2K Issue into the following three areas: (1) Internal Technology; (2) External Technology; and (3) Insurance Issues.

          The Internal Technology section pertains to the Registrant's internal technology systems, including hardware, operating and applications software, telecommunications systems and other technology controlled or developed by the Registrant ("Business Critical Internal Technology"). These systems include the Insurance Companies' rating and policy processing, billing, claims, management reporting and supporting applications. Internal Technology also includes the Registrant's financial, administrative and telecommunications technology systems ("Other Internal Technology").

          The Registrant utilizes an AS/400 computer platform along with various Local Area Networks ("LAN's") and personal computers ("PC's") to operate its Internal Technology. The operating software for the AS/400 is currently Y2K compliant. LAN's and PC's will be certified as Y2K compliant no later than July 1, 1999. Implementation of operating software has and will include testing systems operating together using aged data and critical future dates.

          As of December 31, 1998, the Registrant had completed conversion of and had placed in production versions of the Policy Management Systems Corporation Point ("PMSC Point") system which was Y2K compliant for its billing, claims and certain management reporting systems which the Registrant utilizes. Implementation of the PMSC Point software applications included testing production systems operating together using aged data and critical future dates.

          As of December 31, 1998, the Registrant had completed conversion of and had placed in production versions of its rating and policy processing systems which were Y2K compliant for all of the Insurance Companies' business. Implementation of these software applications included testing production systems operating together using aged data and critical future dates.

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

          The Registrant has been assessing its External Technology exposure to the Y2K Issue during 1998 and continues to do so in 1999. This ongoing assessment includes: (1) inventorying all operating systems and processes which are not related to its Internal Technology and rely on embedded technology not controlled by or developed by the Registrant and provided by a third-party vendor, supplier or business partner ("Business Partners"); and (2) communicating in detail with the Business Partners as to their individual Y2K readiness. The Registrant has received responses from all such Business Partners. The Registrant will continue to identify and communicate with Business Partners as it conducts business up to, through and beyond the Year 2000 as to the Business Partners' Y2K readiness.

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

          Preserver is also taking the following steps related to Insurance Issues: 1) it has notified its commercial insureds that they may have Y2K Issues which they need to address which are not covered by their commercial insurance policies; 2) it has notified its agents of these exposures their insureds may have and provided them with the notice being sent to insureds; and 3) commercial insurance policies (not including automobile) effective on and after December 31, 1998, will include policy language which specifically excludes coverages related to Y2K Issues.

          The Registrant has expended less than $250,000 to address Y2K Issues, almost all of it in 1998, consisting primarily of costs of internal resources. Estimated costs to complete work related to the Y2K Issue are currently less than $250,000. The Registrant has combined Y2K conversion efforts to its Internal Technology with required enhancements not related to Y2K to the Insurance Companies' rating and policy processing, billing, claims and management reporting applications, thereby minimizing the cost of Y2K conversion.

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

          The Registrant does have risk that External Technology will suffer Y2K problems. Responses to the Registrant's Y2K communications to date with its Business Partners have not revealed any Y2K readiness issues; however, the Registrant will continue to communicate with its Business Partners during 1999 and will develop contingency plans as appropriate.

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

EMPLOYEES
---------
          At December 31, 1998, the Motor Club of America Group had approximately 95 employees.

Item 2. Properties
------------------
          Effective January 1, 1996, the Registrant entered into a lease at 95 Route 17 South, Paramus, New Jersey. The Registrant's home office is located at this facility. The lease expires on December 31, 2005. The Registrant has an option to terminate the lease after six years, and an option to extend the lease for an additional five years after the initial lease term expires.

Item 3.  Legal Proceedings
--------------------------
          The Insurance Companies are a party to numerous lawsuits arising in the ordinary course of their insurance business. The Registrant believes that the resolution of these lawsuits will not have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
          No matter was submitted to a vote of security holders in the fourth quarter of 1998.

Item Pursuant to Instruction 3 to Paragraph (b) of Item 401 of
-------------------------------------------------------------
Regulation S-K. Executive Officers of the Registrant.
-----------------------------------------------------
          At December 31, 1998, the executive officers of the Registrant and their offices with the Registrant and principal occupations were as follows:

                                                                Years in
                                                             Which Officer
                                                               Has Served
                                 Office and Principal             as
     Name               Age           Occupation                 Such(3)
     -----              ---      --------------------        -------------
Archer McWhorter (1)     77     Chairman of the Board of
                                Directors and Director of
                                the Registrant and Companies
                                in the Motor Club of America
                                Group                          1986-1998

Stephen A. Gilbert (2)   59     President, Chief Executive
                                Officer, General Counsel and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group                  1975-1998

Patrick J. Haveron (2)   37     Executive Vice President, Chief
                                Financial Officer and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Treasurer of
                                Motor Club of America Insurance
                                Company and Preserver Insurance
                                Company                        1988-1998

Peter K. Barbano         48     Vice President, Secretary
                                and Associate General Counsel  1993-1998

Myron Rogow              55     Vice President                 1987-1998

G. Bruce Patterson       54     Vice President                 1989-1998

Charles J. Pelosi        53     Vice President                 1983-1998

Norma Rodriguez          49     Treasurer                      1984-1998


(l) Chairman of the Board of Directors of Companies in the Motor Club of America Group; from 1995 to March 1997, Director of National Car Rental Systems, Inc. and affiliated corporations, a car rental enterprise ("NCR"); from 1995 to February 1997, one-third owner of Santa Ana Holdings, Inc., which exchanged its 90% stock interest in NCR for stock in Republic Industries, Inc.; from February 1997 to February 1998, consultant to NCR; President (to January 1996) of Acceptance Inc., a finance company.

(2)  Member of Finance Committee.

(3) Includes years during any portion of which the officer served as such. All terms of office are until the date of the 1999 Annual Meetings of Stockholders and Directors.

          Except for Archer McWhorter, each of the officers devoted substantially all of their business time to the affairs of the
Registrant or one or more other companies in the Motor Club of
America Group.
                             PART II
                             -------

Item 5.  Market for the Registrant's Common Equity and Related
--------------------------------------------------------------
Stockholder Matters
-------------------
          The Registrant's Common Stock trades on the NASDAQ Stock Market under the symbol MOTR. The following are the high and the low selling prices for each quarter of 1997 and 1998, as reported by the NASDAQ:

          1997
          Quarter                               High     Low
          I    ..............................   11 5/8   9 1/2
          II   ..............................   14 1/2   9 7/8
          III  ..............................   14 1/2   11 7/8
          IV   ..............................   14 1/2   12 1/4

          1998
          Quarter                               High     Low
          I    ..............................   17 1/2   13 5/8
          II   ..............................   17 5/8   15
          III  ..............................   15 3/4   10
          IV   ..............................   15 1/4   11 1/2


          There were approximately 483 holders of record of the Common Stock of the Registrant as of December 31, 1998. The
Registrant paid no dividends in 1997 and 1998.


Item 6.  Selected Financial Data
--------------------------------
                                                    Years ended December 31,
                                       -----------------------------------------------
                                       1998       1997        1996       1995     1994
                                          (in thousands, except as to per share data)
Operating Results:
Revenues from operations             $ 53,347  $ 51,102    $46,525   $36,703    $29,471
Realized gains (losses) on sale
 of investments                            28       -            5        57        (43)
Realized gain on sale of
 subsidiary                               -         -          702       -          -
Net investment income                   4,305     3,595      3,087     2,764      2,730
                                     --------  --------    -------   -------    -------
Total revenues                       $ 57,680  $ 54,697    $50,319   $39,524    $32,158
                                     --------  --------    -------   -------    -------
Income before
  federal income taxes               $  5,719  $  4,630    $ 3,297   $ 2,455    $ 5,039
                                     --------  --------    -------   -------    -------
Net income                           $  4,256  $  3,403    $ 5,330   $ 2,417    $ 5,035
                                     ========  ========    =======   =======    =======
Financial Condition:

Total assets                         $131,013  $101,347    $95,533   $81,959    $79,172
Shareholders' equity                 $ 27,824  $ 23,001    $18,786   $14,081    $10,546

Per Common Share:

Net income - Basic                   $  2.02   $   1.68    $  2.61   $  1.18    $  2.46
Net income - Diluted                 $  2.01   $   1.66    $  2.56   $  1.17    $  2.46
Book Value                           $ 13.15   $  10.98    $  9.17   $  6.89    $  5.16

Weighted average number of
  shares outstanding:
  Basic                            2,108,722  2,074,473  2,045,590 2,043,197  2,043,004
  Diluted                          2,121,366  2,102,395  2,081,080 2,061,791  2,043,004

Significant Insurance Indicators:

Net premiums written                 $64,303   $ 51,680    $47,337   $38,073    $31,797
Loss and loss expense ratio            68.6%       65.1%      64.5%     58.7%      54.8%
Expense ratio                          29.1%       33.3%      37.9%     43.9%      39.3%
                                       ----        ----      -----     -----
Combined ratio                         97.7%       98.4%     102.4%    102.6%      94.1%
                                       ====        ====      =====     =====


Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

OVERVIEW OF BUSINESS OPERTIONS
------------------------------

          The Registrant and a group of affiliated corporations provide property and casualty insurance related services. The Registrant also operated until December 1, 1996 a motor club through Enterprises. One hundred percent of the Registrant's insurance operations are presently in the State of New Jersey.

          The Registrant has two subsidiaries which write property and casualty insurance, Motor Club and Preserver. Motor Club writes PPA business; Preserver writes small commercial, homeowners and ancillary coverages. The Insurance Companies are domiciled in the State of New Jersey.

          The Registrant seeks to: (1) increase its identification as a provider of small commercial lines insurance; and (2) expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to continue to pursue these objectives during 1999 and beyond.

          On March 16, 1999, the Registrant signed a definitive Agreement and Plan of Merger ("Merger Agreement") to acquire North East through a merger of a wholly-owned subsidiary of the Registrant with and into North East ("Merger"). North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine and trading under the symbol NEIC.

          Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock, (b) one share of the Registrant's common stock for each 5.25 shares of North East common stock, or (c) a combination thereof. If the North East shareholders in the aggregate elect to exchange more than 50% of their shares for the Registrant's stock, the aggregate percentage will be ratably reduced to 50%.

          Consummation of the Merger is subject to the satisfaction of certain conditions set forth in the merger agreement, including approval from the shareholders of the Registrant and North East and authorization by state insurance regulators. Both the Registrant and North East expect that these conditions will be satisfied in due course.

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

          Historically, the Insurance Companies' results of operations have been influenced by factors affecting the property and casualty insurance industry in general and the New Jersey PPA market in particular. The operating results of the U.S. property and casualty insurance industry have been subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Results of Operations
---------------------

          The table below reconciles operating net income to reported net income for 1996 with adjustments for certain unusual and non-recurring items (all per share amounts shown are basic):

                                            1998                   1997                    1996
                                           -----                  -----                    ----
                                      Amount    Per Share    Amount    Per Share     Amount    Per Share
                                      ------    ---------    ------    ---------     ------    ---------

Operating net income                $4,255,791     $2.02   $3,482,702     $1.68    $3,436,343     $1.69
Lease termination charge (1)             -           -          -           -        (359,077)    (0.18)
Non-recurring tenancy and
  relocation charges (2)                 -           -          -           -        (327,916)    (0.16)
Reinsurance settlement (3)               -           -          -           -        (197,196)    (0.10)
Sale of Enterprises (4)                  -           -          -           -         702,419      0.34
Deferred tax asset recognition (5)       -           -          -           -       2,075,535      1.02
                                    ----------     -----   ----------     -----    ----------     -----
Net income                          $4,255,791     $2.02   $3,482,702     $1.68    $5,330,108     $2.61
                                    ==========     =====   ==========     =====    ==========
=====

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

1998 COMPARED to 1997

          The 22% increase in net income was largely due to the elimination of FAIR Act assessments paid through 1997, when $971,000 in expenses were incurred for this assessment. Absent the FAIR Act assessments in 1997, pre-tax income increased $118,000 or 2% in 1998 as compared to 1997, due to continuing improvements in the combined ratio and higher revenues for Preserver, higher investment income, offset by higher combined ratios for Motor Club due to the increasing effects of the new PPA business which it has written.

          Insurance premiums increased by $2,298,000 or 5% during the year, due primarily to commercial lines premiums written by Preserver and savings on reinsurance programs. The following table details the increases in Insurance Premiums:

                                           Increase in
                                          Net
            Class of Business           Premium    Percent
            ----------------            --------   -------
            Private Passenger
              Automobile               $  659,000     2%
            Commercial Lines              951,000    14%
            Personal Property             688,000    14%
                                       ----------    --
                 Total                 $2,298,000     5%
                                       ==========    ==

          The Registrant continues to write new amounts of personal lines business, both PPA by Motor Club and Homeowners by Preserver. However, the growth in these respective lines of business is at a slower rate than the Commercial Lines business written by Preserver, which is expected to continue in 1999 and beyond.

          Net investment income increased $710,000 or 20% resulting from an increase in invested assets. Average invested assets (at amortized cost) were $68,374,000 during 1998 as compared to $56,239,000 during 1997. The increase in insurance premiums noted above, combined with the Note Payable discussed in Liquidity and Capital Resources, provided the increase in invested assets. Other revenues decreased $53,000 or 24%, due to declines in mortgage loan revenue, servicing fee income and other miscellaneous income items.

          Losses and loss expenses incurred increased by $3,338,000 or 10%, which produced the following loss and loss expense ratios:

                                    1998        1997
                                    ----        ----
               Motor Club           71.6%       66.8%
               Preserver            59.6%       59.7%
                    Total           68.6%       65.1%

          Despite the higher loss and loss expense ratio on a comparative basis, no significant adverse trends were experienced or identified during 1998.

          The increase in Motor Club's PPA loss and loss expense ratio is largely due to the new business written by Motor Club since January 1995 which constituted 53% of Motor Club's total PPA business as of December 31, 1998. The Registrant has reserved the ultimate development of this new business at a loss and loss expense ratio of approximately 78%; the underlying loss development to date for each accident year on this new business has supported the ultimate development selected, with the exception of Accident Year 1996, which has developed approximately 25% worse than anticipated. This has been the primary cause of some initial deficient development in the Registrant's loss reserves in 1997 and 1998. However, the Registrant believes that the 1996 Accident Year experience is not indicative of the overall book of business and subsequent accident year development continues to support the ultimate loss ratios utilized.

          As the Registrant continues to write additional new PPA business, PPA loss and loss expense ratios should generally continue to trend higher, although within levels that should remain profitable. However, the effects of the 1997 and 1998 PPA reforms continue to be uncertain as to their ultimate outcome. As noted previously, the Registrant believes that the collective effect of these reforms to be a modest net negative. During 1999 however, PPA revenue may decline on a per policy basis and its combined ratio may increase as a result of the reforms.

          Preserver continues to experience stable loss and loss expenses and loss ratios. During September 1998, severe storms struck New Jersey, resulting in $217,000 in losses to Preserver which increased its loss ratio by 2 points during 1998. Frequency of losses remains at acceptable levels for all lines of Preserver's business.

          More than half of the $1,787,000 or 12% decrease in acquisition costs is attributable to the 1998 elimination of the FAIR Act assessments previously paid, which totaled $971,000 in 1997. The remainder of the decrease is attributable to the temporary effects of the Policy Term Conversion, which has resulted in additional expenses being deferred to reflect the increase in unearned premiums through December 31, 1998. This circumstance is temporary as noted, and the amount of expense amortized in 1999 related to acquisition expenses may rise in conjunction with the completion of the Policy Term Conversion.

          The $343,000 or 20% increase in other operating expenses is due to increased expenditures related to the Registrant's merger and acquisition efforts along with expenditures to comply with the PPA reforms being implemented in New Jersey.

          This decrease in net expenses is the realization of the Registrant's previously stated strategy to increase its revenue while decreasing its overhead expenditures and has resulted in a decrease in the expense ratio to 29.1% in 1998 as compared to 31.4% in 1997 (as adjusted for the FAIR Act assessments described above).

          The Registrant expects to reduce its expenses and expense ratio further in the long-term by pursuing further automation of its policy processing functions, particularly as relates to data provided by and to its independent agents. During 1997, the Registrant converted its information systems to a smaller, more contemporary computing platform which will allow for more efficient operations and lower maintenance costs. The Registrant expects to continue the efforts made previously to reduce all unnecessary overhead expenditures.

          However, during 1999, the aforementioned completion of the Policy Term Conversion, in conjunction with the rate rollback required under the 1998 PPA reforms, may increase the Registrant's expense ratio. Although the Registrant anticipates that the net impact of these reforms will be a modest net negative, the impact of these reforms on premiums, losses, expenses or related financial ratios cannot be completely quantified.

          The Registrant's book value increased to $13.15 per share at December 31, 1998 from $10.98 per share at December 31, 1997.
The principal sources of the net increase were: (1) net income of $4,256,000 or $2.02 per share described previously; (2) $159,400 or $.08 decrease per share due to the increase of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant; and (3) $668,400 or $.32 per share increase due to the increase (net of applicable deferred taxes) in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities").

          These increases in book value were offset by the dilutive effects ($.09 per share) of the issuance of 22,000 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans. See Note O of the Notes for additional information regarding the Registrant's stock option plans.

          The increase in the minimum pension liability was the result of a decrease in the discount rate used to compute Plan liabilities to 6.75% at December 31, 1998, from 7.25% at December 31, 1997, offset by the performance of the Plan assets in excess of the expected return on these assets. See Note K of the Notes for additional information regarding the Registrant's minimum pension liability.

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

          The increase in Motor Club's PPA loss and loss expense ratio is largely due to the new business written by Motor Club since January 1995. The Registrant reserved the ultimate development of this new business at a loss and loss expense ratio of 78%.

          During 1996, winter storm losses of $635,000 increased Preserver's loss ratio from 69.2% to 75.5%. The remaining improvement in Preserver's loss ratio during 1997 was attributable to reduced amounts of losses, particularly large losses greater than $35,000. Frequency of losses remains at acceptable levels for all lines of Preserver's business.

          The increase in acquisition costs of $1,483,000 or 11% generally corresponds with the increase in insurance premiums noted above, although the rate of increase was slightly lower due to savings on net commissions realized in 1997. During 1998, the FAIR Act assessments previously paid were eliminated. These assessments totaled $971,000 and $962,000 in 1997 and 1996, respectively.

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

          These increases in book value were offset by the dilutive effects ($.11 per share) of the issuance of 46,925 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans. See Note O of the Notes for additional information regarding the Registrant's stock option plans.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
          The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.

          Reserving assumptions (except as noted in Loss Reserves) and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

OPERATING AND INVESTING ACTIVITIES

          Net cash provided by operating activities was $10,547,000, $10,389,000 and $6,851,000 in 1998, 1997 and 1996,
respectively. The higher amounts in these years are attributable to the growth in premium revenue combined with the reduction in overhead expenses described previously.

          Net cash utilized in investing activities was $11,054,000, $13,886,000 and $6,015,000 in 1998, 1997 and 1996,
respectively. The amounts used reflect the investment of cash provided by operating activities; the amounts used in 1996 were offset by the $1,125,000 proceeds from the sale of Enterprises described previously.

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

FINANCING ACTIVITIES

          The Registrant paid no dividend on its common stock in 1998, 1997 and 1996.

          On September 30, 1998, the Registrant borrowed $3 million from Dresdner Bank, AG (the "Loan"). The Loan assisted the Registrant with certain internal restructuring of its organization, in order to improve the prospects of Preserver to attain its own separate rating from Best, which was achieved in January 1999. Please refer to Note G in the Notes to Consolidated Financial Statements for further information on the Loan.

          In connection with its announced acquisition of North East, the Registrant may borrow up to $10 million additional funds in either the public or private securities markets. While such a borrowing is not expected to have a material effect on the Registrant's financial condition or results of operations, credit terms have not been agreed upon. The cost of the any such borrowing is subject to rising interest rates and economic downturns. The Registrant has no other material outstanding capital commitments which would require additional financing.

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

          In December 1997, the Accounting Standards Executive Committee of the American Institute of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments." This Statement provides guidance for the recording of a liability for insurance related assessments. The Statement requires that a liability be recognized in certain defined circumstances. The Registrant believes that the impact of this Statement on its results of operations, financial condition or liquidity will not be significant. This Statement is effective for the year commencing January 1, 1999.

          In October 1998, AcSEC issued SOP 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This Statement identifies several methods of deposit accounting and provides guidance on the application of each method. This Statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk, and (iv) have an indeterminate risk. This Statement is effective for financial statements for the year commencing January 1, 2000. Restatement of previously issued financial statements is not permitted. The Registrant does not believe the Insurance Companies' reinsurance contracts would require the deposit method of accounting.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
          See Item 14 (a).
Item 9.  Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------
Disclosures
-----------
     None


                             PART III
                             --------

          Items 10, 11, 12 and 13 are omitted from this Report on Form 10-K; the Registrant shall file a definitive proxy statement pursuant to Regulation 14A not later than April 30, 1998, which is 120 days after the close of the fiscal year of the Registrant.

                             PART IV
                             -------
Item 14.  Exhibits, Financial Statements Schedules and Reports on
-----------------------------------------------------------------
Form 8-K
--------
     (a)  (1)  The following financial statements are included in
             Part II, Item 8:

                                                 Page (s)
                                                 --------
Report of Independent Accountants                 F-1
Consolidated Balance Sheets at December 31,
   1998 and 1997                                  F-2
Consolidated Statements of Operations for
  the years ended December 31, 1998, 1997
  and 1996                                        F-3
Consolidated Statements of Shareholders'
  Equity for the years ended December 31,
  1998, 1997 and 1996                             F-4
Consolidated Statements of Cash Flows
 for the years ended December 31, 1998,
 1997 and 1996                                    F-5 to F-6
Notes to Consolidated Financial Statements        F-7 to F-36

     (2) The following financial statement schedules for the years 1998, 1997 and 1996 (pursuant Rule 5-04 of Regulation S-X) are presented herewith:

Schedule I -   Summary of Investments- Other than
               Investments in Related Parties*    F-37
Schedule II -  Condensed Financial Information
               of Registrant                      F-38 to F-40
Schedule IV -  Reinsurance*                       F-41
Schedule V -   Valuation and Qualifying
               Accounts and Reserves              F-42
Schedule VI -  Supplemental Information
               Concerning Property/
               Casualty Insurance
               Operations*                        F-43

          *Presented pursuant to Rule 7-05 of Regulation S-X.

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is given in the financial statements filed herewith, including the notes thereto.

         (b)  Exhibits:

Exhibit No.             Description                  Reference

 2-a        Agreement and Plan of Merger        Exhibit 2 to Motor Club
            between Motor Club of America and   of America's Form 8-K
            North East Insurance Company,       dated March 17, 1999
            dated as of March 16, 1999

 3-a        Restated and Amended Certificate    Exhibit 1(i) to Motor
            of Incorporation of Motor Club of   Club of America's
            America, dated June 12, 1972        Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31, 1972

 3-b        By-Laws of Motor Club of America,   Exhibit 3-l to Motor
            effective March 15, 1989            Club of America's
                                                Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31, 1988

 3-c        By-law Amendment of Motor Club      Exhibit 3-m to Motor
            of America, effective               Club of America's
            August 3, 1994                      Form 8-K dated
                                                July 21, 1994

 4-a        Specimen Certificate                Exhibit 4 to File
            representing Common Stock,          No. 2-39996 on
            $.50 par value                      Form S-1

10-a        Motor Club of America 1987 Stock    Exhibit 10-o to Motor
            Option Plan                         Club of America's
                                                Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31,
                                                1987

10-b        Specimen copy of Motor Club of      Exhibit 10-p to Motor
            America 1987 Stock Option           Club of America's
            Agreement                           Annual Report on Form
                                                10-K for fiscal year
                                                ended December 31, 1987

10-c        Motor Club of America 1992          Exhibit A to Motor
            Stock Option Plan                   Club of America's
                                                Proxy Statement for
                                                fiscal year ended
                                                December 31, 1991

10-d        Specimen copy Motor Club of         Exhibit 10-r to
            America 1992 Stock Option           Motor Club of
            Plan Agreement                      America's Annual
                                                Report on Form 10-K
                                                for fiscal year
                                                ended December 31, 1992

10-e        Settlement Agreement between        Exhibit 99 to Motor
            Motor Club of America et als.       Club of America's
            and Receiver of MCA Insurance       Form 8-K dated
            Company in Liquidation et als.      December 20, 1994
            and related documents


10-f        Order dated December 30, 1994       Exhibit 99-C to Motor
            Approving Settlement between        Club of America's
            Motor Club of America et als and    Form 8-K dated
            Receiver of MCA Insurance           December 30, 1994
            Company in Liquidation et als
            and related conformed documents

10-g       Stock Purchase Agreement            Exhibit 99-F to Motor
            between Motor Club of America       Club of America's
            and JVL Holding Properties, Inc.    Form 8-K dated
                                                December 2, 1996

10-h        Agreement dated December 2, 1996    Exhibit 99-G to Motor
            between Motor Club of America       Club of America's
            and Motor Club of America           Form 8-K dated
            Enterprises, Inc.                   December 2, 1996

10-i        $3 Million Senior Unsecured         Page 65 to Page 124
            Revolving Credit Facility between
            Motor Club of America and Dresdner
            Bank, AG and related documents

22          Subsidiaries of Motor Club of
            America                             Page 125

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              MOTOR CLUB OF AMERICA
                                   (Registrant)




Dated:  March 30, 1999             By  s/Stephen A. Gilbert
                                        Stephen A. Gilbert
                                        President, Chief Executive
                                        Officer, General Counsel
                                        and Director

Dated:  March 30, 1999             By  s/Patrick J. Haveron
                                        Patrick J. Haveron
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 30, 1999             By  s/Archer McWhorter
                                    Archer McWhorter
                                    Chairman of the Board
                                    and Director


Dated:  March 30, 1999             By  s/Alvin E. Swanner
                                    Alvin E. Swanner
                                    Director


Dated:  March 30, 1999             By  s/William E. Lobeck,Jr.
                                    William E. Lobeck, Jr.
                                    Director




                      MOTOR CLUB OF AMERICA

     Exhibit (22) Subsidiaries of the Registrant.

     The following are the subsidiaries of the Registrant as of
March 26, 1999:
                                                  State of
          Name                                  Organization

     Motor Club of America Insurance Company      New Jersey

     Preserver Insurance Company                  New Jersey





                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors of
Motor Club of America:



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 61 present fairly, in all material respects, the financial position of Motor Club of America and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 61 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                PricewaterhouseCoopers LLP



New York, New York
March 1, 1999.

           MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         __________

                                                       December 31,
                                                 ----------------------------
                                                  1998            1997
                                                  ----            ----
          ASSETS
     Investments:
      Fixed maturity securities, available-
        for-sale, at fair value (amortized
        cost $67,676,411 -1998 and
        $55,925,617 -1997)                      $ 69,594,904    $ 56,831,444
      Mortgage loans on real estate - at the
        unpaid principal amount                      361,038         522,555
      Short-term investments, at fair value
        which approximates cost                    5,995,299       7,150,000
                                                 -----------     -----------
               Total investments                  75,951,241      64,503,999
     Cash and cash equivalents                     2,773,427         222,761
     Premiums receivable                          20,401,069       7,809,567
     Reinsurance recoverable on paid
      and unpaid losses and loss expenses         19,234,277      18,666,066
     Notes and accounts receivable                   125,444         124,669
     Deferred policy acquisition costs             8,708,329       5,858,650
     Fixed assets - at cost, less accumulated
       depreciation                                1,671,902       1,586,649
     Federal income tax recoverable                   26,724         -
     Prepaid reinsurance premiums                  1,015,581         695,245
     Deferred tax asset                              -               657,362
     Other assets                                  1,104,782       1,221,723
                                                ------------    ------------
               Total assets                     $131,012,776    $101,346,691
                                                ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
     Losses and loss expenses                    $58,335,143     $50,246,778
     Unearned premiums                            30,733,144      19,285,757
     Commissions payable                           2,835,408       1,322,669
     Accounts payable                                875,327         562,453
     Accrued expenses                              4,763,950       5,518,935
     Drafts outstanding                            1,688,835       1,396,215
     Note payable                                  3,000,000         -
     Deferred tax liability                          957,440         -
     Federal income taxes payable - current          -                12,851
                                                ------------     -----------
               Total liabilities                 103,189,247      78,345,658
                                                ------------     -----------
     Shareholders' Equity:
     Common Stock, par value $.50 per share:
      Authorized - 10,000,000 shares;
      issued and outstanding shares 2,116,429
      - 1998 and 2,094,429 - 1997                  1,058,215       1,047,215
     Paid in additional capital                    1,996,954       1,950,204
     Accumulated other comprehensive loss         (3,422,387)     (3,931,342)
     Retained earnings                            28,190,747      23,934,956
                                                 -----------     -----------
         Total Shareholders' Equity               27,823,529      23,001,033
                                                 -----------     -----------
         Total Liabilities and
           Shareholders' Equity                 $131,012,776    $101,346,691
                                                ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.


           MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              __________

                                               For the years ended December 31,
                                               --------------------------------
                                               1998           1997          1996
                                               ----           ----          ----
     REVENUES

   Insurance premiums (net of premiums
    ceded totaling $6,776,174, $7,151,204
    and $7,273,083)                        $53,175,663    $50,877,890   $45,194,073
   Net investment income                     4,304,507      3,594,509     3,087,112
   Realized gains on
    sales of investments (net)                  28,545          -             5,485
   Realized gain on sale of subsidiary           -              -           702,419
   Motor club membership fees                    -              -         1,215,039
   Other revenues                              171,171        224,271       114,512
                                           -----------    -----------   -----------
        Total revenues                      57,679,886     54,696,670    50,318,640
                                           ===========    ===========   ===========
     LOSSES AND EXPENSES

   Losses and loss expenses
     incurred (net of reinsurance
     recoveries totaling $4,736,671,
     $3,650,474 and $6,840,459)             36,479,591     33,141,691    29,148,280
   Amortization of deferred
     policy acquisition costs               13,375,221     15,162,320    13,678,710
   Other operating expenses                  2,105,668      1,762,192     3,569,564
   Lease termination charge                      -              -           359,077
   Motor Club benefits                           -              -           266,112
                                           -----------    -----------   -----------
        Total losses and expenses           51,960,480     50,066,203    47,021,743
                                           ===========    ===========   ===========
   Income before Federal income
     taxes                                   5,719,406      4,630,467     3,296,897
   Benefit (provision) for Federal
     income taxes: current                    (193,121)       (37,573)      (42,324)
                   deferred                 (1,270,494)    (1,110,192)    2,075,535
                                           -----------    -----------    ----------
   Total Federal income tax                 (1,463,615)    (1,147,765)    2,033,211
                                           -----------    -----------    ----------
   Net income                              $ 4,255,791   $  3,482,702   $ 5,330,108
                                           ===========   ============   ===========
   Net Income per common share:
   Basic                                         $2.02          $1.68         $2.61
                                                 =====          =====         =====
   Diluted                                       $2.01          $1.66         $2.56
                                                 =====          =====         =====
   Weighted average common and potential common shares outstanding:

   Basic                                     2,108,722      2,074,473     2,045,590
                                             =========      =========     =========
   Diluted                                   2,121,366      2,102,395     2,081,080
                                             =========      =========     =========



            The accompanying notes are an integral part of
               these consolidated financial statements.

                      MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        ________


                                    Common Stock (a)        Paid-In       Accumulated Other
                                  ------------------
                                  Shares                   Additional       Comprehensive     Retained
                                  Issued        Amount      Capital        Income (Loss)(b)   Earnings         Total

                                  -------       ------     ----------      ----------------   ---------        ------
   Balance at December 31, 1995  2,043,754   $1,021,876    $1,722,539       ($3,785,485)
$15,122,146    $14,081,076

Net income                                                                                     5,330,108      5,330,108
Other comprehensive income, net
 of tax:
Unrealized investment losses net
  of reclassification adjustment                                               (1,122,378)                   (1,122,378)
Minimum pension liability
  adjustment                                                                      487,000                       487,000
Comprehensive income                                                                                          4,694,730
Common stock issued                  3,750        1,876         7,969                                             9,845

   Balance at December 31, 1996  2,047,504    1,023,752     1,730,508        (4,420,863)
20,452,254     18,785,651

Net income                                                                                     3,482,702      3,482,702
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment                                                327,721                         327,721
Minimum pension liability
  adjustment                                                                    161,800                         161,800
Comprehensive income                                                                                          3,972,223
Common stock issued                 46,925       23,463       219,696
243,159
   Balance at December 31, 1997  2,094,429    1,047,215     1,950,204        (3,931,342)
23,934,956     23,001,033

Net income                                                                                     4,255,791      4,255,791
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment                                                668,355                         668,355
Minimum pension liability
  adjustment                                                                   (159,400)                       (159,400)
Comprehensive income                                                                                          4,764,746
Common stock issued                 22,000       11,000        46,750
57,750
   Balance at December 31, 1998  2,116,429   $1,058,215    $1,996,954       ($3,422,387)
$28,190,747    $27,823,529


(a)  Par value $.50 per share; authorized - 10,000,000 shares.
(b)  Net of deferred taxes.
          The accompanying notes are an integral part of these consolidated financial statements.

                    MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  __________
                                                    For the years ended December 31,
                                                ------------------------------------
                                                1998             1997           1996
                                                ----             ----           ----
  Net income                                $ 4,255,791      $ 3,482,702     $ 5,330,108

  Adjustments to reconcile net income
    to cash provided by
    operating activities:
    Depreciation expense                        527,644          461,845         379,453
    Amortization of bond
      premium - net                              35,375          103,308          98,738
    Gain on sale of subsidiary                   -                -             (702,419)
    Gain on sale of investments                 (28,545)          -               (5,485)
    Write-off of leasehold improvements
      (net) due to lease termination             -                -              227,077
    Deferred tax provision (benefit)          1,270,494        1,110,192      (2,075,535)

  Changes in:
    Net assets of Motor Club of America
      Enterprises, Inc.                          -                -             (422,581)
    Premiums receivable                     (12,591,502)          (7,984)       (666,352)
    Notes and accounts receivable                  (775)         124,206         (38,922)
    Deferred policy acquisition costs        (2,849,679)         (97,154)       (692,274)
    Federal income tax - current                (39,575)         (13,118)         39,649
    Reinsurance recoverable on paid and
      unpaid losses and loss expenses          (568,211)       3,101,263      (4,128,475)
    Prepaid reinsurance premiums               (320,336)         450,699          47,154
    Other assets                                116,941         (100,563)        129,820
    Losses and loss expenses                  8,088,365        2,579,922       7,843,304
    Unearned premiums                        11,447,387          351,557       1,571,169
    Commissions payable                       1,512,739         (121,991)         86,908
    Accounts payable                            312,874          (33,332)        292,994
    Accrued expenses                           (914,385)      (1,089,809)       (415,706)
    Drafts outstanding                          292,620           86,778         (47,878)
                                            -----------      -----------      ----------
  Total cash provided by
    operating activities                     10,547,222       10,388,521       6,850,747
                                            -----------      -----------      ----------

                    MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)

                                  __________

                                                    For the years ended December 31,
                                                ------------------------------------
                                                1998             1997           1996
                                                ----             ----           ----
  Investing activities:
  Proceeds from:
    Maturities of fixed maturities           17,444,834        4,852,707       4,442,716
    Sales of fixed maturities                 2,000,000        2,700,000       1,396,522
    Sale of subsidiary                          -                -             1,125,000
    Payments received on mortgage
      loan principal                            161,517          111,937         131,609
    Sale or maturities of short-
      term investments                      245,390,264       86,804,893         200,000
    Sale of fixed assets                         -               -                13,400
  Purchase of:
    Fixed maturities                        (31,304,235)     (15,927,470)    (10,350,787)
    Short-term investments                 (244,133,789)     (92,206,193)     (1,745,455)
    Fixed assets                               (612,897)        (221,741)     (1,227,558)
                                           ------------      -----------     -----------
  Total cash utilized in
   investing activities                     (11,054,306)     (13,885,867)     (6,014,553)
                                           ------------      -----------     -----------
  Financing activities:
    Note payable                              3,000,000          -                -
    Common stock issued                          57,750          243,159           9,845
                                           ------------      -----------     -----------
  Total cash provided by financing
    activities                                3,057,750          243,159           9,845
                                           ------------      -----------     -----------
  Net increase (decrease) in cash             2,550,666       (3,254,187)        846,039
  Cash and cash equivalents
    at beginning of year                        222,761        3,476,948       2,630,909
                                            -----------     ------------    ------------
  Cash and cash equivalents
    at end of year                          $ 2,773,427     $    222,761    $  3,476,948
                                            ===========     ============    ============

Supplemental Disclosures of Cash Flow Information

     (1)  Total interest paid was $60,389 (1998), $8,890 (1997) and $8,166
          (1996).
     (2)  Total Federal income taxes paid was $212,738(1998), $50,691
          (1997) and $38,462 (1996).

                The accompanying notes are an integral part of
                   these consolidated financial statements.

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

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

     (b)  Nature of Operations:

          The Company is a New Jersey corporation which owns the Insurance Companies. The Company's finance subsidiary, Motor Club of America Finance Company, was merged into the Company on December 9, 1997. The Company's subsidiary, Motor Club of America Enterprises, Inc. ("Enterprises"), was sold on December 2, 1996 (see Note B, Sale of Subsidiary for further details). Enterprises operated a motor club. The Insurance Companies engage in property and casualty insurance, principally private passenger automobile, small commercial and homeowners insurance, produced by independent agents; at the present time, one hundred percent of the Insurance Companies' operations are conducted in the State of New Jersey. The Company generates substantially all of its revenues from its insurance operations.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note A - Summary of Significant Accounting Policies (Continued):

     (c)  Insurance Premiums:

          Insurance premiums are credited to income by the monthly pro rata method over the terms of the contracts. Beginning July 1, 1998, Motor Club began converting its contracts for private passenger automobile insurance from six month to twelve month policies ("Policy Term Conversion"). While the Policy Term Conversion will, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by Motor Club, it will not effect the amount of premiums earned. Insurance contracts for policies other than private passenger automobile are for terms of twelve months.

     (d)  Motor Club Operations:

          Through December 2, 1996 (See Note B) Motor club membership fees were credited to income by the straight-line method over the terms of the contracts.
          Commission expense was deferred and amortized in the same manner as the related unearned membership fees. Other related costs were charged to expense as incurred.

     (e)  Investments:

          All of the Company's fixed maturity securities are classified as available-for-sale securities, and are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable deferred taxes.

          The Company does not invest in, hold or issue any derivative financial instruments.

          Premium and discount amounts are amortized into income based on the stated contractual life of the securities. The Company recognizes income for the mortgage-backed and asset-backed bond portion of its fixed maturity securities portfolio using the constant effective yield method.
                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note A - Summary of Significant Accounting Policies (Continued):

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

     (f)  Other Revenues:

          Other revenues consist principally of interest on mortgage loans and in 1997 and 1998, servicing fees from motor club membership fees written by Enterprises.

     (g)  Losses and Loss Expenses:

          The estimated liability for losses is based on (1) the accumulation of cost estimates for unpaid losses reported prior to the close of the accounting period; and (2) estimates of incurred but not reported losses based upon past experience; less (3) estimates of anticipated salvage and subrogation recoveries. In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

          Changes to the estimated liabilities are reflected in the results of operations currently.

          Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. The liability for loss expenses is based on estimates of expenses to be incurred in the settlement of claims.


                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note A - Summary of Significant Accounting Policies (Continued):

     (h)  Deferred Policy Acquisition Costs:

          Deferred policy acquisition costs are costs that vary with and are primarily related to the production of new and renewal business. Such costs include commissions, premium taxes, certain State mandated assessments and certain underwriting and policy issuance costs which are deferred when incurred (subject to a maximum) and amortized to income as the related written premiums are earned. Investment income is anticipated in determining whether a premium deficiency relating to these costs exists.

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

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note A - Summary of Significant Accounting Policies (Continued):

     (k)  Statement of Cash Flows:

          For purposes of the statement of cash flows, the Company considers demand deposits held with financial institutions and money market mutual fund holdings to be cash equivalents.

     (l)  Per Share Data:

          Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options. See Note O for more information on outstanding stock options and Note R for more information on the computation of Earnings per Share.

     (m)  Comprehensive Income:

          In 1998, the Company adopted SFAS No. 130 ("Comprehensive Income"), which established standards for the reporting and disclosure of comprehensive income and its components. Comprehensive income consists of net income, the unfunded accumulated benefit obligation in excess of plan assets and net unrealized investment gains or losses and is presented separately. The adoption of SFAS No. 130 had no impact on shareholders' equity. Prior year financial statements have been reclassified to conform to these requirements.

Note B - Sale of Subsidiary:

          On December 2, 1996, the Company sold Enterprises to JVL Holding Properties, Inc., ("JVL") a non-affiliated
          Oklahoma corporation, for $1,125,000. As a result of this transaction, the Company recorded a gain of $702,419.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note B - Sale of Subsidiary (Continued):

          Pursuant to an additional agreement entered into concurrent with the sale, the Company provides certain services to members whose memberships are written with private passenger automobile ("PPA") policies written by Motor Club. In exchange the Company receives a servicing fee from JVL. The Company also receives certain fees for other memberships written by Enterprises, as defined by this additional agreement. During 1998, 1997 and 1996, these fees collectively totaled $134,000, $143,000 and $11,000, respectively.

Note C - Investments:

     (a) The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1998 were as follows:

                                         Gross        Gross
                          Amortized   Unrealized   Unrealized      Fair
                             Cost       Gains        Losses        Value
                        ------------  -----------  ----------  -----------
     U.S. Government
      securities        $22,027,700  $1,128,251   ($ 10,320)   $23,145,631
     Mortgage-backed
      securities         11,053,686     165,978      (6,075)    11,213,589
     Asset-backed
      securities         10,698,352     107,618        -        10,805,970
     Corporate
      securities         23,896,673     558,555     (25,514)    24,429,714
                        -----------  ----------   ---------    -----------
      Total             $67,676,411  $1,960,402   ($ 41,909)   $69,594,904
                        ===========  ==========   =========    ===========


          The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1997 were as follows:

                                    Gross        Gross
                       Amortized  Unrealized   Unrealized      Fair
                          Cost      Gains        Losses        Value
                     -----------  ----------   ----------   -----------
     U.S. Government
      securities     $33,950,152 $   768,123   ($ 16,978)   $34,701,297
     GNMA Mortgage-
      backed
      securities      10,015,258     131,866     (50,304)    10,096,820
     Corporate
      securities      11,960,207     108,689     (35,569)    12,033,327
                     -----------  ----------   ---------    -----------
      Total          $55,925,617  $1,008,678   ($102,851)   $56,831,444
                     ===========  ==========   =========    ===========

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note C - Investments (Continued):

          The amortized cost and fair value of investments in fixed maturity securities at December 31, 1998, by contractual maturity, were as follows:

                                       Amortized        Fair
                                          Cost          Value
                                      -----------    -----------
     Due in one year or less          $ 5,293,385    $ 5,359,253
     Due after one year through
       five years                      12,090,697     12,625,197
     Due after five years through
       ten years                       25,327,919     26,183,629
     Due after ten years               24,964,410     25,426,825
                                      $67,676,411    $69,594,904

          The above maturity tables include $22,019,559 (at fair value) of mortgage-backed and asset-backed securities, which were classified as due after ten years based on the contractual life of the securities.

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Gross gains of $50,099 and $5,485 were realized on proceeds of $10,434,411 and $264,795 in 1998 and 1996, respectively, on those sales and calls. Gross losses of $21,554 were realized on proceeds of $5,391,130 in 1998 on those sales and calls. There were no gross gains or gross losses in 1997 and no gross losses in 1996.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note C - Investments (Continued):

     (b) Net investment income by category of investments consisted of the following:

       Category               1998        1997         1996
       --------            ---------   ----------   ----------
    Fixed maturities      $3,950,500   $3,387,140   $3,093,534
    Other, principally
     short-term
     investments             498,253      431,932      196,457
                          ----------   ----------   ----------
      Total investment
        income             4,448,753    3,819,072    3,289,991
    Investment
     expenses                144,246      224,563      197,394
                          ----------   ----------   ----------
      Net investment
        income            $4,304,507   $3,594,509   $3,092,597
                          ==========   ==========   ==========

     (c) At December 31, 1998 and 1997, fixed maturity investments (at fair value) deposited with the New Jersey Department of Banking and Insurance ("NJ DOBI") amounted to $222,784 and $220,859, respectively.

     (d) There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.

     (e) The change in net unrealized gains (losses) on investments are as follows:

                              Years Ended December 31,
                         ----------------------------------
                             1998       1997        1996
         Fixed
        maturities       $1,012,666   $635,790  ($1,122,378)
                         ==========   ========  ============

     (f) In the opinion of management there has been no permanent impairment in the carrying amount of investments.

                         (Continued)

           MOTOR CLUB OF AMERICA AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         __________

Note D - Unpaid Losses and Loss Expenses:

     (a) The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 1998, 1997 and 1996:

                                  1998         1997         1996
                                  ----         ----         ----
       Balance at January 1   $50,246,778  $47,666,856  $39,823,552
       Less: Reinsurance
        recoverables           17,363,319   19,553,223   16,414,610
                              -----------  -----------  -----------
       Net balance at
        January 1              32,883,459   28,113,633   23,408,942
       Incurred losses and
        loss expenses:
        Provision for current
         year claims           32,598,287   29,368,738   28,244,599
        Increase in provision
         for prior years'
         claims                 3,881,304    3,772,953      903,681
                              -----------  -----------  -----------
       Total incurred losses
         and loss expenses     36,479,591   33,141,691   29,148,280
                              -----------  -----------  -----------
       Payment for losses and
        loss expenses:
        Payment on current
         year claims           12,038,000   12,169,000   13,029,214
        Payment on prior
           years' claims       17,510,773   16,202,865   11,414,375
                              -----------  -----------  -----------
       Total payments for losses
         and loss expenses     29,548,773   28,371,865   24,443,589
                              -----------  -----------  -----------
       Net balance at
         December 31           39,814,277   32,883,459   28,113,633
       Plus: Reinsurance recover-
        ables                  18,520,866   17,363,319   19,553,223
                              -----------  -----------  -----------
       Balance at December 31 $58,335,143  $50,246,778  $47,666,856
                              ===========  ===========  ===========

               The reconciliation shows a 1998 deficiency of $3,881,304 in the liability recorded at December 31, 1997. The deficiency is primarily the result of: (1) initial adverse development of reserves at December 31, 1997 which is consistent with the Company's loss development history; and (2) continuing adverse development of losses incurred in 1996.

     (b) Losses incurred are reduced by salvage and subrogation approximating $2,661,000, $2,801,000 and $2,188,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note E - Fixed Assets:

          Fixed assets consist of the following:

                                        1998          1997
                                        ----          ----
      Leasehold improvements         $  191,937    $  191,937
      Office furniture, fixtures and
       data processing equipment      3,287,546     3,155,739
                                     ----------    ----------
                                      3,479,483     3,347,676
          Less accumulated depre-
           ciation                    1,807,581     1,761,027
                                     ----------    ----------
                                     $1,671,902    $1,586,649
                                     ==========    ==========
Note F - Reinsurance:

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

          As referred to in Note A, one hundred percent of the Company's insurance operations are presently located in the State of New Jersey, the laws of which require participation in certain reinsurance funds.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note F - Reinsurance (Continued):

          Reinsurance recoverable on paid and unpaid loss and loss expenses are principally attributable to the amounts of reinsurance recoverable from the Unsatisfied Claim and Judgment Fund ("UCJF") of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000. Reinsurance recoverable from the UCJF was $9,139,160 and $10,552,385 as of December 31, 1998 and
          1997, respectively.

          Motor Club is required to participate in the New Jersey Automobile Insurance Risk Exchange ("NJ AIRE"). NJ AIRE is designed to balance differences between Motor Club's bodily injury exposures and loss payments as compared to industry exposures and loss payments under New Jersey's dual tort threshold system.

          Assessments paid to NJ AIRE based on subject bodily injury exposures are accounted for as ceded premiums written and totaled $1,113,756, $1,728,341 and $1,613,095 in 1998, 1997 and 1996, respectively. Reimbursements from NJ AIRE based on subject claim payment experience are accounted for as ceded losses incurred and totaled $548,415, $500,657 and $482,105 in 1998, 1997 and 1996,
          respectively.

          Prepaid reinsurance premiums of $1,015,581 and $695,245 as of December 31, 1998 and 1997, respectively, are mainly attributable to, in 1998, Preserver's workers' compensation program and in both years, the Insurance Companies' excess of loss reinsurance treaties which are with one reinsurer.

          The effect of reinsurance on premiums written and earned is as follows:

                            1998                        1997                        1996
                            ----                        ----                        ----
                    Written        Earned       Written        Earned       Written        Earned
                --------------------------  -------------------------   --------------------------
    Direct      $71,399,224   $59,951,837   $58,380,651   $58,029,094   $54,563,224
$52,467,156
    Ceded        (7,096,511)   (6,776,174)   (6,700,505)   (7,151,204)   (7,225,929)   (7,273,083)
                -----------   -----------   -----------   -----------   -----------   -----------
    Net         $64,302,713   $53,175,663   $51,680,146   $50,877,890   $47,337,295   $45,194,073
                ===========   ===========   ===========   ===========   ===========

                             (Continued)

            MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note F- Reinsurance (Continued):

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

          The Consolidated Statement of Operations includes in other operating expenses $254,226 for this matter in 1996.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note G - Note Payable:

          On September 14, 1998, the Company entered into a $3 million revolving credit facility (the "Loan") and drew on the entire amount of the Loan on September 30, 1998. The Loan has a three-year term and bears interest payable in varying periods depending on the interest period, not to exceed three months, at rates selected by the Company under the terms of Loan, including a Base Rate (which is the lender's prime rate) or the Eurodollar Rate plus applicable margin of 2%. At December 31, 1998, the interest rate under the Loan was 7.0625%. Interest paid on the loan in 1998 was $54,146.

          The Loan requires compliance with certain financial and operating covenants which require certain financial ratios and limit, among other things, the incurrence of additional indebtedness by the Company and the Insurance Companies, investments by the Company, sales of assets and changes in control, along with maintenance by the Insurance Companies of their ratings by A.M. Best. At December 31, 1998, the Company was in compliance with these covenants. The commitment fee for any unborrowed portion of the Loan is 0.35%.

Note H - Taxes:

     (a) The Company and its subsidiaries (including MCA Insurance Company ("MCAIC") and its subsidiaries, former affiliates) file a consolidated Federal income tax return.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note H - Taxes (Continued):

          (b) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                         December 31,
                                                     1998          1997
                                                  ----------    ---------
          Deferred tax assets:
            Net operating loss ("NOL")
             carryforward                         $  606,807    $3,965,602
            Unpaid losses and loss expenses        1,637,930     1,385,862
            Unearned premium                       2,020,795     1,264,155
            Alternative minimum tax and
             general business credit carry-
             forwards                                107,677        91,094
                                                  ----------    ----------
          Total deferred tax assets                4,373,209     6,706,713
                                                  ----------    ----------
          Deferred tax liabilities:
            Deferred acquisition costs            (2,960,832)   (1,991,942)
            Unrealized gain on debt securities      (652,288)     (307,981)
            Prepaid pension cost                  (1,370,837)     (937,880)
            Excess loss account                       -           (722,888)
            Other deferred tax liabilities          (251,462)     (172,458)
                                                  ----------    ----------
          Total deferred tax liabilities          (5,235,419)   (4,133,149)
                                                  ----------    ----------
          Less: valuation allowance for
            deferred tax assets                      (95,230)   (1,916,202)
                                                  ----------    ----------
          Net deferred tax (liability) asset      ($ 957,440)   $  657,362
                                                  ==========    ==========

          The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset. The Company has provided a valuation allowance at December 31, 1998 for those deferred tax assets related to NOL carryforwards of MCAIC and its subsidiaries as a percentage of the total NOL carryforward in the Consolidated return. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income.

          The net operating loss carryforward of $1,784,727 expires beginning in 2009.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note H - Taxes (Continued):

     (c) The provision for Federal income taxes resulted in effective tax rates lower than the statutory Federal income tax rates, as follows:

                                      1998         1997        1996
                                      ----         ----        ----
     Tax provision
      computed at statutory
      federal income tax rates  ($1,944,598)  ($1,574,359) ($1,120,945)
     Change in valuation
      allowance                  (1,820,972)   (1,110,192)   2,075,535
     Effect of net operating
      loss carryforward           1,830,513     1,548,594    1,095,320
     Other-net                      471,442       (11,808)     (16,699)
                                -----------   -----------   ----------
     Benefit (provision)        ($1,463,615)  ($1,147,765)  $2,033,211
                                ===========   ===========   ==========

          (d) The Consolidated Statements of operations for the years ended December 31, 1998, 1997 and 1996 include state taxes based on insurance premiums of $189,346, $153,333 and $143,262.

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

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note I - Shareholders' Equity (Continued):

          The maximum amount of dividends which the Insurance Companies can pay to shareholders without approval of the Insurance Commissioner is subject to restrictions. To the extent that surplus as defined is available, the maximum amount distributable is limited to the greater of: (1) ten percent of statutory surplus as regards policyholders; or (2) net income, excluding realized capital gains. Accordingly, the maximum dividend which may be paid without prior approval in 1999 is $1.4 million and $1.1 million for Motor Club and Preserver, respectively. Motor Club paid $1 million in dividends to the Company in 1998. The Insurance Companies paid no dividends in 1997 or 1996.

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


                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note I - Shareholders' Equity (Continued):

          The consolidated capital and surplus, shareholders' equity and income of Motor Club and Preserver on a statutory and GAAP basis were as follows:


                                           December 31,
                                      ------------------------
                                           1998        1997
                                           ----        ----
             Capital and surplus -
              Statutory basis         $24,886,388  $18,129,018
             Shareholders' equity -
              GAAP basis              $42,143,091  $29,308,852


                                       Years ended December 31,
                                -----------------------------------
                                   1998       1997         1996
                                   ----       ----         -----
            Net income (loss):
            Statutory basis    ($  762,471) $3,719,782  $  212,807
            GAAP basis          $5,157,732  $4,316,713  $2,737,318


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


                           (Continued)
              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

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

          The Plan also received $183,876, $183,876 and $177,517 in
          distributions from MBLLAC and Mutual in 1998, 1997 and 1996, respectively, under provisions of the Plan of Rehabilitation.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note K - Pensions (Continued):

          On January 9, 1997, the Plan of Rehabilitation was amended. Prior to the amendment, the payment of principal and interest under the restructured contract was to be in five installments beginning December 31, 1999. Under the amended Plan of Rehabilitation, such payments have been accelerated and will be paid in full on or before December 31, 1999.

          On December 9, 1998 MBLLAC announced that this date had been accelerated further and that the revised maturity date will likely occur between April 1, 1999 and June 30, 1999.

     (b) Pension expense for 1998, 1997 and 1996 included the following components:

                                            1998        1997          1996
                                            ----        ----          ----
         Interest cost                    $813,900     $837,900     $831,800
         Expected return on plan assets   (946,800)    (862,000)    (805,000)
         Recognized loss                   312,500      277,900      320,100
                                          --------     --------     --------
         Net periodic benefit cost
          benefit obligation              $179,600     $253,800     $346,900
                                          ========     ========     ========

          Measurement of the Company's benefit obligation and pension expense as of December 31 of each year used the following assumptions:

                                               1998        1997          1996
                                               ----        ----          ----
            Discount rate                      6.75%        7.25%        7.50%
            Expected return on plan assets    10.00%       10.00%       10.00%
            Rate of compensation increase      N/A          N/A          N/A


                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note K - Pensions (Continued):

     (c) A reconciliation of the changes in the Plan's benefit obligations and fair value of assets during 1998 and 1997 and a statement of the funded status of the Plan as of December 31 of each year is as follows:


                                                     1998       1997
                                                     ----       ----
              Change in benefit obligation:
                Benefit obligation at
                 January 1                    $11,605,700   $11,591,100
                Service cost                        -             -
                Interest Cost                     813,900       837,900
                Actuarial loss                    568,000       403,600
                Benefits paid                  (1,018,700)   (1,226,900)
                                              -----------   -----------
                Benefit obligation at
                 December 31                  $11,968,900   $11,605,700
                                              ===========   ===========
             Change in plan assets:
                Fair value of plan assets at
                  January                     $ 9,340,000   $ 8,791,900
                Actual return on plan assets    1,165,300     1,241,500
                Employer contribution           1,254,500       625,500
                Benefits paid                  (1,018,700)   (1,226,900)
                Other                            (122,400)      (92,000)
                                              -----------   -----------
                Fair value of plan assets at
                 December 31                  $10,618,700   $ 9,340,000
                                              ===========   ===========

              Funded Status at December 31   ($ 1,350,200) ($ 2,265,700)
              Unrecognized loss                 4,688,500     4,529,100
                                             ------------  ------------
              Net amount recognized at
               December 31                    $ 3,338,300   $ 2,263,400
                                             ============  ============

          Following are the amounts recognized in the statement of financial position as of December 31 of each year:



             Accrued benefit liability        ($1,350,200)  ($2,265,700)
             Accumulated other comprehensive
              income                            4,688,500     4,529,100
                                              -----------   -----------
             Net amount recognized             $3,338,300    $2,263,400
                                              ===========   ===========

          The adjustment required to recognize the minimum liability is reflected as a component of accumulated comprehensive income (loss) as of December 31, 1998 and 1997, respectively.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note K - Pensions (Continued):

     (d) The Company maintains a defined contribution plan for substantially all employees (including those of MCAIC). Employer contributions of a discretionary amount are made by the Company and its subsidiaries. MCAIC and its subsidiaries provide similar employer contributions. Employer contributions in the amount of $116,329, $115,995 and $116,938 were made by the Company in 1998, 1997 and 1996, respectively, for its employees and charged to expense.

     (e) In 1997, the Company established a non-qualified deferred compensation plan for certain employees. Employer contributions of a discretionary amount are made by the Company.

Note L - Post-retirement Benefits:

     (a) The Company currently provides certain life and health benefits to retired employees who had twenty-five or more years of service, subject to certain eligibility restrictions. These benefits consist of the payment of medical, life and dental premiums for the retired employees. The Company's funding policy is to pay for the premiums currently; any future increases in the cost of these benefits will be borne by the retirees and not the Company.

     (b) Net periodic post-retirement benefit cost for 1998, 1997 and 1996 included the following components:


                                                1998        1997     1996
                                                ----        ----     ----
        Service cost                           $ 2,500     $ 2,300   $ 2,000
        Interest cost                           36,000      40,200    40,000
        Amortization of transition obligation   28,000      28,000    28,000
        Amortization of net loss                21,800      22,400    17,000
                                               -------     -------   -------
           Net postretirement expense          $88,300     $92,900   $87,000
                                               =======     =======   =======


                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note L - Post-retirement Benefits (Continued):

          Measurement of the Company's benefit obligation and post-retirement benefit expense as of December 31 of each year used the following assumptions:

                                           1998       1997     1996
                                           ----       ----     ----
        Discount Rate                      6.75%      7.25%    7.50%
        Expected return on assets           N/A        N/A      N/A
        Average rate of increase in
         compensation                       N/A        N/A      N/A


     (c) A reconciliation of the changes in the benefit obligations and fair value of assets during 1998 and 1997 and a statement of the funded status as of December 31 of each year is as follows:

                                                      1998              1997
                                                      ----              ----
      Change in Accumulated Postretirement
       Benefit Obligation
        Benefit Obligation at January 1            $552,900           $536,000
        Service Cost                                  2,500              2,300
        Interest Cost                                36,000             40,200
        Employee Contributions                       12,400             11,400
        Benefit Paid                               (125,100)          (126,900)
        Actuarial loss                               23,900             89,900
                                                   --------           --------
        Benefit Obligation at December 31          $502,600           $552,900
                                                   ========           ========
      Change in Plan Assets
        Fair Value of Plan Assets at January 1     $  -               $   -
        Company Contributions                       112,700            115,500
        Employee Contributions                       12,400             11,400
        Benefits Paid                              (125,100)          (126,900)
                                                   --------           --------
        Fair Value of Plan Assets at
         December 31                               $  -              $  -
                                                   =========         =========
      Funded Status of the Plan
        Benefit obligation less than plan assets  ($502,600)         ($552,900)
        Unamortized transition obligation           389,000            417,000
        Unamortized net loss                        257,600            255,500
                                                   --------           --------
        Net prepaid assets                         $144,000           $119,600
                                                   ========           ========


               The following are the amounts recognized in the statement of financial position as of December 31 of each year:

                                                    1998                1997
                                                    ----                ----
        Prepaid benefit cost                       $144,000           $119,600
        Accumulated other comprehensive income        -                  -
                                                   --------           --------
        Net amount recognized                      $144,000           $119,600
                                                   ========           ========
                         (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note L - Post-retirement Benefits (Continued):

     (d) It is the policy of the Company that any future increase in life and health care benefits will be borne by the retirees and not the Company; as a result, there will be no increase in either the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit cost related to a 1% increase in the health care

     (a)  Year ended December 31, 1998:


                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter

       Revenues    $14,122,238    $14,196,905   $14,481,138  $14,879,605
                   ===========    ===========   ===========  ===========
       Losses and
         expenses  $12,689,535    $12,629,606   $13,140,836  $13,500,503
                   ===========    ===========   ===========  ===========
       Net income  $ 1,024,531    $ 1,134,939   $ 1,015,460  $ 1,080,861
                   ===========    ===========   ===========  ===========

           Net income per common share:

       Basic       $       .49    $       .54   $       .48  $       .51
                   ===========    ===========   ===========  ===========
       Diluted     $       .48    $       .54   $       .48  $       .51
                   ===========    ===========   ===========  ===========

     (b)  Year ended December 31, 1997:

                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter

       Revenues    $13,780,326    $13,624,634   $13,630,808  $13,660,902
                   ===========    ===========   ===========  ===========
       Losses and
         expenses  $12,570,194    $12,457,776   $12,532,142  $12,506,091
                   ===========    ===========   ===========  ===========
       Net income  $   921,993    $   868,540   $   844,910  $   847,259
                   ===========    ===========   ===========  ===========
           Net income per common share:

       Basic       $       .45    $       .42   $       .40  $       .41
                   ===========    ===========   ===========  ===========
       Diluted     $       .44    $       .42   $       .40  $       .40
                   ===========    ===========   ===========  ===========

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note N - Comprehensive Income:

          Comprehensive income consisted of the following:

                                               1998             1997            1996
                                               ----             ----            ----
  Net income                                $4,255,791      $ 3,482,702     $ 5,330,108
  Other comprehensive income
    Unrealized gains (losses) on securities:
     Unrealized gains (losses) during period
      (net of taxes of $358,732, $307,981
      and $0)                                  687,195          327,721      (1,118,758)
     Less: Reclassification adjustment
      for gains included in net income
      (net of taxes of $9,705, $0 and
      $1,865)                                  (18,840)          -               (3,620)
                                           -----------      -----------     -----------
    Net unrealized gains (losses)              668,355          327,721      (1,122,378)
                                           -----------      -----------     -----------
    Minimum pension liability adjustment
     (net of $0 taxes in all years)           (159,400)         161,800         487,000
                                            ----------       ----------      ----------
 Other comprehensive income                    508,955          489,521        (635,378)
                                            ----------       ----------      ----------
 Comprehensive income                       $4,764,746       $3,972,223      $4,694,730
                                            ==========       ==========      ==========

Note O - Stock Option Plans:

          The Motor Club of America 1987 and 1992 Stock Option Plans ("1987 Option Plan" and "1992 Option Plan", respectively) provide for the issuance of options to purchase 100,000 common shares, respectively, by key executives at the market price at date of grant.

          Options under both Option Plans are exercisable for a five year period in twenty-five percent increments each year, commencing one year from the date of grant. As of December 31, 1998: (1) 5,125 shares under the 1987 Option Plan are available for grant; 57,000 shares were exercisable and 37,875 shares had been exercised as of that date; and (2) 32,950 shares under the 1992 Option Plan are available for grant; 31,500 shares were exercisable and 35,550 shares had been exercised as of that date.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note O - Stock Option Plans (Continued):

          Transactions during 1996, 1997 and 1998 relating to the 1987 Option Plan are as follows:

                                                       Weighted
                                                        Average
                                                       Exercise
                                           Number of   Price per     Aggregate
                                            Shares       Share         Amount
                                          ----------   ---------    ----------
            Options outstanding at
             December 31, 1995              38,250     $ 2.625       $100,406
            Options exercised in 1996       (3,750)    $ 2.625         (9,844)
                                           -------                   --------
            Options outstanding at
             December 31, 1996              34,500     $ 2.625         90,562
            Options exercised in 1997      (11,375)    $ 2.625        (29,859)
            Options lapsed in 1997          (1,125)    $ 2.625         (2,953)
            Options granted in 1997         62,000     $12.75         790,500
                                           -------                   --------
            Options outstanding at
             December 31, 1997              84,000     $10.098        848,250
            Options exercised in 1998      (22,000)    $ 2.625        (57,750)
            Options lapsed in 1998          (5,000)    $12.75         (63,750)
                                           -------                   --------
            Options outstanding at
             December 31, 1998              57,000     $12.75        $726,750
                                            ======     ======        ========



          Transactions during 1996, 1997 and 1998 relating to the 1992 Option Plan are as follows:

                                                       Weighted
                                                        Average
                                                        Exercise
                                            Number of    Price per     Aggregate
                                             Shares      Share         Amount
                                            --------   ---------       ---------
            Options outstanding at
             December 31, 1996 and 1995     51,000     $ 6.00        $306,000
            Options exercised in 1997      (35,550)    $ 6.00        (213,300)
            Options lapsed in 1997         (15,450)    $ 6.00         (92,700)
            Options granted in 1997          3,000     $12.75          38,250
                                           -------                   --------
            Options outstanding at
             December 31, 1997               3,000     $12.75          38,250
            Options granted in 1998         28,500     $11.75         334,875
                                           -------                   --------
            Options outstanding at
             December 31, 1998              31,500     $11.845       $373,125
                                           =======     =======       ========

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note O - Stock Option Plans (Continued):

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

          These calculations only take into consideration options issued since January 1, 1995. No options were granted by the Company in 1996 and therefore the adoption of this Statement does not have any effect on that year's financial position or results of operations. In 1998 and 1997, had the fair value method been applied, net income would have been reduced by $21,100 and $10,200, $.01 and less than $.01 basic net earnings per share, respectively.

          The average fair value of options granted during 1998 and 1997 was $5.79 and $6.52, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the following assumptions for 1998 and 1997: risk-free interest rate of 4.66% and 5.65%; volatility of 52.3% and 54.5%; and expected life of 4.75 and 4.5 years. The Company does not pay a dividend on its common stock. The following table summarizes options outstanding and exercisable at December 31, 1998:

                Options Outstanding                    Options Exercisable
                -------------------                    -------------------
                                                                    Average
          Exercise              Average      Exercise               Exercise
           Price     Options   Life(a)        Price    Options        Price
          --------   -------   --------      --------  -------      --------

         $11.75       28,500     4.75        $11.75           0       $  -
         $12.75       60,000     3.25        $12.75      15,000        12.75
                      ------     ----        ------      ------       ------
          Total       88,500     3.73        $12.42      15,000       $12.75
                      ======     ====        ======      ======       ======


               (a)  Average contractual life remaining years.

                         (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note P - Related Party Transactions:

          Three of the Company's directors ("Ownership Group") own 42.2% of the outstanding common stock of the Company at December 31, 1998. The Company paid directors fees' of $180,000 during 1998, 1997 and 1996 to the Ownership Group.

Note Q - Lease Obligations:

          Effective January 1, 1996, the Company entered into a lease ("Paramus Lease") at 95 Route 17 South, Paramus, New Jersey. The Paramus Lease expires on December 31, 2005. The Company has an option to terminate the Paramus Lease after six years, and an option to extend the Paramus Lease for an additional five years after the initial lease term expires. The Company will pay a base annual rental of $371,745 through December 31, 2000 and $416,805 thereafter until the Paramus Lease expires. Additional charges for electricity and escalation of certain operating costs apply. In 1998, 1997 and 1996, rent expense paid by the Company on the Paramus Lease was $410,000, $410,000 and $310,000, respectively.

          Through March 31, 1996, the Company was party to a lease ("Newark Lease") with Fairmount Central Urban Renewal Corporation ("Fairmount"), a subsidiary of MCAIC, for the lease of the office building in which the Company and its subsidiaries formerly operated. Rent of $324,000 per year, subject to adjustment for property taxes in excess of $200,000, was paid by the Company, along with other costs as defined in the Newark Lease.

          Effective March 31, 1996, the Company entered into a Mutual Release Agreement (the "Release") with Fairmount, Property-Casualty Company of MCA and MCAIC. Pursuant to the terms of the Release, the Newark Lease was terminated in exchange for $132,000.


                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ________

Note Q - Lease Obligations (Continued):

          The Newark Lease was to run to December 31, 2011. The Release also enabled the Company to terminate the Joint Service Agreement ("JSA"). Concurrent with the execution of the Release in 1996, the Company charged off $227,000 in leasehold improvements at that facility.

          In 1996, rent expense paid by the Company (net of amounts paid by MCAIC) on the Newark Lease was $75,000.

Note R - Earnings per Share ("EPS"):

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


                                            1998        1997         1996
                                            ----        ----         ----
      Net income (numerator)             $4,255,791   $3,482,702   $5,330,108
                                         ==========   ==========   ==========
      Weighted average basic common
       shares outstanding (denominator)   2,108,722    2,074,473    2,045,590
      Shares contingently issuable
       under Stock Option plans              12,644       27,922       35,490
                                         ----------   ----------   ----------
      Average diluted common shares
       outstanding (denominator)          2,121,366    2,102,395    2,081,080
                                         ==========   ==========   ==========
      Net income per common share:
      Basic                                   $2.02        $1.68        $2.61
                                              =====        =====        =====
      Diluted                                 $2.01        $1.66        $2.56
                                              =====        =====        =====


                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ________

Note S - Reportable Segments:

          In 1998, the Company adopted SFAS No. 131 ("Disclosures about Segments of an Enterprise and Related
          Information"). Under this Statement, the Company does not have any reportable segments but is required to disclose certain enterprise-wide information.

          The Company writes property and casualty insurance in the State of New Jersey only through independent producers, none of which generate more than 10% of the Company's insurance premiums. Products include private passenger automobile, homeowners and ancillary coverages ("Personal Property"), and small commercial lines insurance, including commercial auto. Insurance premiums generated by these products during 1998, 1997 and 1996 were as follows:

                               1998            1997            1996
                               ----            ----            ----
          Product
          Private Passenger
           Automobile       $39,872,261     $39,213,154     $35,172,633
          Commercial Lines    7,703,054       4,912,797       5,577,301
          Personal Property   5,600,348       6,751,939       4,444,139
                            -----------     -----------     -----------
             Total          $53,175,663     $50,877,890     $45,194,073
                            ===========     ===========     ===========


Note T - Subsequent Event (Unaudited):

          On March 16, 1999, the Company signed a definitive Agreement and Plan of Merger ("Merger Agreement") to acquire North East Insurance Company ("North East") through a merger of a wholly-owned subsidiary of the Company with and into North East ("Merger"). North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine and trading under the symbol NEIC. Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock, (b) one share of the Company's common stock for each 5.25 shares of North East common stock, or (c) a combination thereof. If the North East shareholders in the aggregate elect to exchange more than 50% of their shares for the Company's stock, the aggregate percentage will be ratably reduced to 50%.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            __________

Note T - Subsequent Event (Unaudited)(Continued):

          Consummation of the Merger is subject to the satisfaction of certain conditions set forth in the merger agreement, including approval from the shareholders of the Company and North East and authorization by state insurance regulators. Both the Company and North East expect that these conditions will be satisfied in due course.


              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
               SCHEDULE I.  SUMMARY OF INVESTMENTS-
            OTHER THAN INVESTMENTS IN RELATED PARTIES
                       at December 31, 1998
                            __________


     Column A               Column B      Column C     Column D
     --------               --------      --------     Amount at
                                                      which shown
                                                        in the
                             Cost(a)       Market    balance sheet
                            --------      --------   -------------

Type of investment

Fixed maturity securities
 available-for-sale:
United States Government
 and government agencies
 and authorities           $33,081,386   $34,359,220  $34,359,220
Industrial and
 miscellaneous              31,741,156    32,325,042   32,325,042
Public utilities             2,853,869     2,910,642    2,910,642
                           -----------                -----------
Total fixed maturities      67,676,411                 69,594,904

Mortgage loans on real
 estate                        361,038                    361,038

Short-term investments,
 available-for-sale          5,995,299     5,995,299    5,995,299
                           -----------   -----------  -----------
Total investments          $74,032,748                $75,951,241
                           ===========                ===========


Note: (a) Represents original cost of investments reduced by repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
           SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                  OF REGISTRANT (PARENT COMPANY)
                            __________

                          BALANCE SHEETS
                                                December 31,
                                          ---------------------
                                          1998             1997
                                          ----             ----
Assets:

  Cash and cash equivalents           $ 1,238,530     $    -

  Investments in subsidiaries          40,707,745      28,889,766

  Insurance premiums receivable        19,587,908       7,366,692

  Deferred tax asset                       -              657,362

  Other assets                          1,991,162       5,364,125
                                      -----------     -----------
         Total assets                 $63,525,345     $42,277,945
                                      ===========     ===========

Liabilities and shareholders' equity:

  Indebtedness to subsidiaries        $26,498,457     $14,641,404

  Deferred tax liability                  957,440          -

  Note payable                          3,000,000          -

  Other liabilities                     5,245,919       4,635,508
                                      -----------     -----------
         Total liabilities             35,701,816      19,276,912

  Shareholders' equity                 27,823,529      23,001,033
                                      -----------     -----------
         Total liabilities and
           shareholders' equity       $63,525,345     $42,277,945
                                      ===========     ===========

                        Notes to Schedule

     The Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries are incorporated by reference to this schedule.

     The Statements of Shareholders' Equity are the same as those presented for Motor Club of America and Subsidiaries.

                           (Continued)

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                  OF REGISTRANT (PARENT COMPANY)
                            __________

                     STATEMENTS OF OPERATIONS

                                          For the years ended December 31,
                                          --------------------------------
                                          1998          1997          1996
                                          ----          ----          ----
Revenues:

  Membership servicing fees           $  133,531   $  152,791   $   21,481
  Commission income                        -            1,595        9,960
  Realized gain on sale of
   subsidiary                              -            -          702,419
  Interest on mortgage loans              35,251        4,973        -
  Other income (1)                       204,640      216,161      135,704
                                      ----------   ----------   ----------
       Total revenues                    373,422      375,520      869,564
                                      ----------   ----------   ----------
Expenses:

  Interest expense                        60,389        8,890        8,166
  General and administrative
   expenses (2)                         (248,636)    (512,054)     (41,111)
                                      ----------   ----------    ---------
       Total expenses                   (188,247)    (503,164)     (32,945)
                                      ----------   ----------    ---------
Income before
   Federal income taxes                  561,669      878,684      902,509
Benefit (provision) for
   Federal income taxes:  current      1,371,151      (37,573)     (42,324)
                                      ----------   ----------    ---------
                          deferred    (1,270,494)  (1,110,192)   2,075,535
                                      ----------   ----------    ---------
Total Federal income tax                 100,657   (1,147,765)   2,033,211
                                      ----------   ----------    ---------
Income before item
   shown below                           662,326     (269,081)   2,935,720
Equity in net income
 of subsidiaries                       3,593,465    3,751,783    2,394,388
                                      ----------   ----------   ----------
       Net income                     $4,255,791   $3,482,702   $5,330,108
                                      ==========   ==========   ==========

     (1) Amount includes $31,559 (1996) of interest due from Motor Club.

     (2)  Amount is net of $296,810 (1998), $535,816 (1997)
          and $520,579 (1996) of management fees charged to subsidiaries.

                           (Continued)
              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
          SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                  OF REGISTRANT (PARENT COMPANY)
                            __________

                     STATEMENTS OF CASH FLOWS

                                                             For the years ended December 31,
                                                ----------------------------------------------
                                                    1998                 1997               1996
                                                ----------             ----------         ----------
Net income                                      $4,255,791             $3,482,702         $5,330,108
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Write-off of leasehold improvement
   (net) due to lease termination                    -                     -                 227,077
  Depreciation expense                             426,703               371,756             309,875
  Gain on sale of subsidiary                         -                     -                (702,419)
  Accretion of bond discount                         -                     -                      10
  Deferred tax benefit                           1,614,802             1,418,173          (2,075,535)

Changes in:
  Net assets of Motor Club of America
   Enterprises, Inc.                                 -                     -                (422,581)
  Premiums receivable                          (12,221,216)              172,024            (520,054)
  Investments in subsidiaries                  (11,149,624)           (2,947,331)         (1,663,715)
  Other assets                                     125,831               229,053            (146,637)
  Other liabilities                                451,011              (305,577)            103,409
  Indebtedness to related parties               11,857,053              (922,446)          1,594,981
                                               -----------             ---------           ---------
Net cash provided by (utilized in)
  operating activities                          (4,639,649)            1,498,354           2,034,519
                                               -----------             ---------           ---------
Investing activities:
  Proceeds from:
    Sale of subsidiary                               -                     -               1,125,000
    Disposal of short-term
      investments                               28,900,000            47,287,674              -
    Disposal of fixed
      maturities                                     -                     -                  15,039
    Sale of fixed assets                             -                     -                  13,400
    Payments received on mortgage
      loan principal                               161,517                 4,490               -
  Purchase of:
    Fixed maturities                                 -                     -                   -
    Short-term investments                     (25,750,000)          (48,692,219)         (1,745,455)
    Fixed assets                                  (491,088)             (168,878)         (1,097,883)
                                               -----------           -----------          ----------
  Mortgage loans from Finance Company                -                  (527,045)              -

Net cash provide by (utilized in)
  investing activities                           2,820,429            (2,095,978)         (1,689,899)
                                                ----------           -----------          ----------
Financing activities:
Note payable                                     3,000,000                 -                   -
Common stock issued                                 57,750               243,159               9,845
                                                 ---------            ----------          ----------
Net cash provided by
  financing activities                           3,057,750               243,159               9,845
                                                 ---------             ---------          ----------
Increase (decrease) in cash and
  cash equivalents                               1,238,530              (354,465)            354,465
Cash and cash equivalents at
  beginning of year                                  -                   354,465               -
                                               -----------            ----------          ----------
Cash and cash equivalent at end of year        $ 1,238,530            $    -              $  354,465
                                               ===========            ==========          ==========

Supplemental Disclosures of Cash Flow Information
(1)  Total interest paid was $60,389(1998), $8,890 (1997) and $8,166 (1996).
(2) Total federal income taxes paid was $212,738(1998), $50,691 (1997) and $38,462 (1996).

                                (Continued)

                  MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                         SCHEDULE IV.  REINSURANCE
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                __________


        Column A                  Column B      Column C      Column D     Column E    Column F
        --------                                                                        % of
                                                Ceded to     Assumed from               Amount
                                                  other         other                   Assumed
                                 Gross Amount   Companies     Companies    Net Amount   to Net
                                 ------------   ---------    ------------  ----------

December 31, 1998:

  Total property and casualty
   insurance premiums earned     $59,951,837    $6,776,174   $   -         $53,175,663    0.0%
                                 ===========    ==========   =========     ===========    ===

December 31, 1997:

  Total property and casualty
   insurance premiums earned     $58,029,094    $7,151,204   $   -         $50,877,890    0.0%
                                 ===========    ==========   =========     ===========

December 31, 1996:

  Total property and casualty
   insurance premiums earned     $52,467,156    $7,273,083   $   -         $45,194,073    0.0%
                                 ===========    ==========   ==========    ===========

                                (Continued)

                  MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   SCHEDULE V. VALUATION AND QUALIFYING
                           ACCOUNTS AND RESERVES
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                __________

  Column A          Column B          Column C           Column D   Column E
  --------          --------          --------           --------   --------
                                      Additions
                   Balance at   Charged to  Charged to               Balance
                   Beginning     Cost and     Other                  at end
 Description       of Period     Expenses    Accounts   Deductions  of Period
------------       ----------   ----------  ---------   ----------  ---------
Allowance for
doubtful
receivables:

December 31, 1998  $   68,091   $   -        $   -       $    -      $   68,091
                   ==========   ==========   ========    ==========  ==========
December 31, 1997  $   41,340   $   26,751   $   -       $    -      $   68,091
                   ==========   ==========   ========    ==========  ==========
December 31, 1996  $  656,083   $    -       $   -       $  614,743  $   41,340

Valuation allowance
for deferred taxes:

December 31, 1998  $1,916,202   $    -       $    -      $1,820,972  $   95,230
                   ==========   ==========   =========   ==========  ==========
December 31, 1997  $    -       $1,916,202   $    -      $    -      $1,916,202
                   ===========  ==========   =========   ==========  ==========
December 31, 1996  $2,974,408   $    -       $  722,894  $3,697,302  $   -
                   ==========   ==========   ==========  ==========  ==========


                                (Continued)

                        MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                       PROPERTY/CASUALTY INSURANCE OPERATIONS

                  For the years ended December 31, 1998, 1997 and 1996


 Column A           Column B      Column C       Column D     Column E     Column F
 --------           --------      --------       --------     --------     ---------
                                 Reserves for
                    Deferred     Unpaid Claims   Discount,
                     Policy       and Claim      if any,
                   Acquisition    Adjustment    Deducted in    Unearned       Earned
                      Costs         Expenses      Column C     Premiums      Premiums
                   -----------   -------------  -----------    ---------     --------
Year ended
December 31, 1998   $ 8,708,329    $58,335,143         -       $30,733,144   $53,175,663

Year ended
December 31, 1997   $ 5,858,650    $50,246,778         -       $19,285,757   $50,877,890

Year ended
December 31, 1996   $ 5,761,496    $47,666,856         -       $18,934,200   $45,194,073


Note: (a) Excludes non-insurance subsidiaries' investment income and realized investment gains.


                                  MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                             SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                                  PROPERTY/CASUALTY INSURANCE OPERATIONS

                           For the years ended December 31, 1998, 1997 and 1996


 Column A           Column G              Column H               Column I      Column J    Column K
 --------           ---------             --------               --------      ---------   ---------
                                        Claims and Claim
                                       Adjustment Expenses     Amortization    Paid
                                        Incurred Related to    of deferred    Claims
                      Net              (1)         (2)          policy      and Claim
                  Investment          Current     Prior        acquisition   Adjustment    Premium
                  Income (a)           Year       Years          Costs        Expenses     Written
                  ----------          ---------------------    -----------  ------------   --------

Year ended
December 31, 1998   $4,102,255     $32,598,287  $3,881,304     $13,375,221    $29,548,773
$64,302,713

Year ended
December 31,1997    $3,384,004     $29,368,738  $3,772,953     $15,162,320    $28,371,865
$51,680,146

Year ended
December 31, 1996   $2,998,897     $28,244,599  $  903,681     $13,678,710    $24,443,589
$47,337,295

Note: (a) Excludes non-insurance subsidiaries' investment income and realized investment gains.

