Form 10-Q
period 1999-03-31
MOTOR CLUB OF AMERICA
filed 1999-05-17
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended                             Commission File No.
       -----------------                             -------------------
         March 31, 1999                                    0-671


                    MOTOR CLUB OF AMERICA
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

      New Jersey                                   22-0747730
------------------------                       ---------------------
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
----------------------------------------                  --------
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
                                              ----     ----

2,116,429 shares of Common Stock were outstanding as of May 13, 1999


                            1 of 21


                     MOTOR CLUB OF AMERICA
                           FORM 10-Q
                          MARCH 31, 1999



          PART I                                   PAGE
          ------                                   ----

ITEM 1.   FINANCIAL STATEMENTS                       3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                      9

          PART II
          -------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K          21


                              PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                      MOTOR CLUB OF AMERICA
                         AND SUBSIDIARIES
                             ----------
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                       March 31,        December 31,
                                         1999              1998
                                     -------------------------------
     ASSETS

Investments                          $ 74,749,108      $ 75,951,241
Cash and cash equivalents               3,533,364         2,773,427
Premiums receivable                    20,504,721        20,401,069
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         19,402,230        19,234,277
Notes and accounts receivable             164,890           125,444
Deferred policy acquisition costs       8,455,811         8,708,329
Fixed assets - at cost, less
 accumulated depreciation               1,693,801         1,671,902
Prepaid reinsurance premiums              918,881         1,015,581
Federal income tax recoverable             -                 26,724
Other assets                            1,222,992         1,104,782
                                     ------------------------------
    Total Assets                     $130,645,798      $131,012,776
                                     ==============================

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses             $ 60,457,620      $ 58,335,143
Unearned premiums                      29,982,488        30,733,144
Other liabilities                       8,384,295        10,163,520
Note payable                            3,000,000         3,000,000
Deferred tax liability                    763,858           957,440
Federal income taxes payable                1,545            -
                                     ------------------------------
    Total Liabilities                 102,589,806       103,189,247
                                     ==============================
Shareholders' Equity:
Common stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,116,429
 (1999 and 1998)                        1,058,215         1,058,215
Paid in additional capital              1,996,954         1,996,954
Accumulated other comprehensive loss   (4,175,545)       (3,422,387)
Retained earnings                      29,176,368        28,190,747
                                     ------------------------------
     Total Shareholders' Equity        28,055,992        27,823,529
                                     ------------------------------
     Total Liabilities and
       Shareholders' Equity          $130,645,798      $131,012,776
                                     ==============================

             (Financial statements should be read in
              conjunction with the accompanying notes)

                           MOTOR CLUB OF AMERICA
                             AND SUBSIDIARIES
                                 ---------
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                           For the Three Months Ended
                                       ----------------------------------
                                       March 31, 1999      March 31, 1998
                                       ----------------------------------
  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $1,818,897 (1999) and
 $1,578,300 (1998))                     $13,084,199         $13,008,953
Net investment income                     1,192,532           1,041,286
Realized gains on sales
 of investments                               -                  25,900
Other revenues                               38,042              46,099
                                        -------------------------------
     Total revenues                      14,314,773          14,122,238
                                        -------------------------------
  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $883,621 (1999) and
 $889,336 (1998))                         8,882,943           8,334,324
Amortization of deferred policy
 acquisition costs                        3,832,123           3,790,219
Other operating expenses                    391,608             564,992
                                        -------------------------------
     Total losses and expenses           13,106,674          12,689,535
                                        -------------------------------
Income before Federal
 income taxes                             1,208,099           1,432,703
Provision for Federal income taxes          222,478             408,172
                                        -------------------------------
Net income                              $   985,621         $ 1,024,531
                                        ===============================

NET INCOME PER COMMON SHARE:
Basic                                          $.47                $.49
                                               ====                ====
Diluted                                        $.46                $.48
                                               ====                ====
WEIGHTED AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:

Basic                                     2,116,429           2,095,321
                                          =========           =========
Diluted                                   2,127,745           2,126,233
                                          =========           =========

                  (Financial statements should be read in
                   conjunction with the accompanying notes)

                        MOTOR CLUB OF AMERICA
                           AND SUBSIDIARIES
                              ----------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                       For the Three Months Ended
                                    ----------------------------------
                                    March 31, 1999     March 31, 1998
                                   -----------------------------------
Operating activities:
Net income                          $   985,621          $ 1,024,531
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and net amortization     159,723              146,974
  Gain on sale of investments            -                   (25,900)
Changes in:
  Deferred policy
    acquisition costs                   252,518               86,615
  Premiums receivable                  (103,652)             121,671
  Notes and accounts
    receivable                          (39,446)             (15,000)
  Other assets                         (118,210)             247,391
  Losses and loss expenses            2,122,477            1,372,277
  Unearned premiums                    (750,656)            (275,290)
  Federal income tax - current           28,269               29,214
  Federal income tax - deferred         194,408              378,958
  Other liabilities                  (1,779,225)          (1,241,749)
  Reinsurance recoverable on
    paid and unpaid losses             (167,953)            (283,798)
  Prepaid reinsurance premiums           96,700               62,460
                                    -----------           ----------
Net cash provided by
  operating activities                          $  880,574           $1,628,354
Investing activities:
  Investments purchased             (32,510,702)         (51,311,520)
  Fixed assets purchased               (179,043)             (74,625)
  Proceeds from sales and
   maturities of investments         32,569,108           49,521,249
                                    -----------          -----------
Net cash used in
  investing activities                            (120,637)          (1,864,896)

Financing activities:
  Common stock issued                    -                    13,781
                                    -----------          -----------
  Net cash provided by financing activities           -                  13,781
                                                  --------          ------------
Net increase (decrease) in cash and
  cash equivalents                                 759,937             (222,761)
Cash and cash equivalents at
  beginning of period                            2,773,427              222,761
                                                ----------          -----------
Cash and cash equivalents at
  end of period                                 $3,533,364          $     -
                                                ==========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                   $   53,295          $     1,440
                                                ==========          ===========
Federal income taxes paid                       $     -             $     -
                                                ==========          ===========

NON CASH INVESTING ACTIVITIES:

Invested assets and shareholders' equity decreased by $753,158 and increased by $26,953 in 1999 and 1998, respectively, as a result of changes in market value, net of taxes, pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in
Debt and Equity Securities.


               (Financial statements should be read in
                conjunction with the accompanying notes)

                        MOTOR CLUB OF AMERICA
                           AND SUBSIDIARIES
                              ----------
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)

                                        For the Three Months Ended
                                     -------------------------------
                                     March 31, 1999   March 31, 1998
                                     -------------------------------
Net income                             $985,621        $1,024,531
Other comprehensive income:
  Unrealized gains (losses) on
   securities:
   Unrealized holding gains (losses)
    during the period (net of taxes
    of $387,990 and $22,691)           (753,158)           44,047
   Less: reclassification adjustment
    for gains included in net income
    (net of taxes of $8,806)              -               (17,094)
                                       --------------------------
Other comprehensive income             (753,158)           26,953
                                       --------------------------
Comprehensive income                   $232,463        $1,051,484
                                       ==========================

            (Financial statements should be read in
             conjunction with the accompanying notes)


                     MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          ----------
1.  Basis of Preparation and Presentation
    -------------------------------------
     The accompanying condensed consolidated financial statements of Motor Club of America (the "Registrant") include its accounts and those of its subsidiary companies, Motor Club of America Insurance Company ("Motor Club") and Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), and, in the opinion of management, contain all adjustments necessary to present fairly the Registrant's consolidated financial position, results of operations and cash flows, in accordance with generally accepted accounting principles.

     These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Registrant's 1998 Annual Report on Form 10-K.

2.  Per Share Data
    --------------
     Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options.

3.  Federal Income Taxes
    --------------------
     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three month periods ended March 31, 1999 and 1998, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; (ii) utilization of Net Operating Loss ("NOL") carryforwards; and (iii) in 1999, the recognition as a deferred tax asset of certain tax credit carryforwards for alternative minimum tax purposes.
The Registrant's NOL carryforwards at March 31, 1999 are approximately $381,000.

4.  North East Merger
    -----------------
     On March 16, 1999, the Registrant signed a definitive Agreement and
Plan of Merger ("Merger Agreement") to acquire North East Insurance Company ("North East") through a merger of a wholly-owned subsidiary of the Registrant with and into North East ("Merger"). North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine, and trading under the symbol NEIC. Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock, (b) one share of the Registrant's common stock for each 5.25 shares of North East common stock, or (c) a combination thereof.
If the North East shareholders in the aggregate elect to exchange more than 50% of their shares for the Registrant's stock, the aggregate percentage will be ratably reduced to 50%.

     Consummation of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including approval from the shareholders of the Registrant and North East and authorization by state insurance regulators. Both the Registrant and North East expect that these conditions will be satisfied in due course.

     The Registrant has made the necessary filings with the Maine Bureau of Insurance and is finalizing the necessary materials to present to its shareholders to approve the transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

Overview of Business Operations
-------------------------------
     The Registrant and a group of affiliated corporations provide property and casualty insurance related services. The Registrant has two subsidiaries which are domiciled in the State of New Jersey and write property and casualty
insurance, Motor Club and Preserver.   At this time one hundred percent of the
Registrant's insurance operations are in the State of New Jersey.

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

New Jersey Private Passenger Automobile Insurance
-------------------------------------------------
     The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, despite New Jersey having among the highest average premium rate in the United States. New Jersey insurance law presently requires insurers to write all eligible personal automobile coverage presented to them from drivers with eight points or less on their driving record. This is commonly referred to as "take-all-comers".

     The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended March 31, 1999 is 3.53 to 1. However, this ratio is temporarily elevated due to the conversion from six month policies to twelve month policies that began July 1, 1998. It appears that Motor Club's leverage ratio, adjusted for this conversion, was below 3 to 1 at March 31, 1999.

     The Registrant's tier rating system implemented as part of the 1997
New Jersey PPA legislation was approved by the NJ DOBI and has been implemented on all PPA policies with effective dates on and after November 1, 1998.

     Additional New Jersey PPA legislation was enacted in 1998 and implemented with new policies issued on and after March 22, 1999, which: 1) allows insureds to reduce levels of compulsory coverages, including the option to reduce their coverage for Personal Injury Protection ("PIP") to as low as $15,000, from the presently required $250,000; 2) revises the PIP policy form to set forth the medical treatments and services, valid diagnostic tests and appropriate health care protocols which are eligible to be paid; 3) seeks to limit lawsuits by claimants by redefining of the type of injury which would be grounds for litigation; 4) replaces the present PIP arbitration system which utilizes part-time arbitrators who render only oral decisions without consulting medical professionals with one using full-time dispute resolution professionals who may refer questions of medical necessity or diagnosis to medical review organizations and who must render written decisions; 5) appoints a special fraud prosecutor to increase enforcement of fraudulent acts committed against insurance companies; 6) removes the system of territorial rating caps which have been in place since 1983, enabling insurers to modify (as appropriate) rates charged in various rating territories, which will be redefined; and 7) requires up to a 15% reduction in rates on all PPA policies.

     The only element of the 1998 legislation not implemented in 1999 is the redefinition of the territories and removal of the territorial rating caps, which will be implemented in 2000. The Registrant believes that the legislation will have a modest net negative effect on Motor Club's PPA operations and profitability, as the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings proposed in the legislation. The impact of these reforms on premiums, losses, expenses or related financial ratios cannot be completely quantified.

Results of Operations
---------------------
     Net income decreased $39,000 or $.02 basic net income per share in the three months ended March 31,1999 as compared to the same period in 1998. The decrease in net income is due to lower income before Federal taxes by Preserver in 1999 as compared to 1998, offset by a lower effective Federal tax rate in 1999. The combined ratio for the three months ended March 31, 1999 was 100.2% as compared to 97.6% for the same period in 1998.

     Preserver had very strong results in the first quarter 1999, although not as profitable as the same period in 1998, which were the result of historically low loss ratios. Motor Club's results were slightly better in the 1999 first quarter despite a higher loss ratio. The increase in the Insurance
Companies' loss ratios offset improvements in the expense ratio, causing the increase in the combined ratio. The reduction in the provision for Federal income taxes is due to the recognition in 1999, as a deferred tax asset, of certain tax credit carryforwards for alternative minimum tax purposes.

Revenues
--------
INSURANCE PREMIUMS

     Insurance premiums increased $75,000 or 0.6% in the three months ended March 31, 1999, compared to the same period in 1998, primarily the result of increases in new commercial business written.

     The following table details the increases in insurance premiums for the three month period ended March 31, 1999 as compared to the same period in 1998:

                                         Three Months Ended
                                           March 31, 1999
                                         ------------------
                                             Increase in
                                         Net
        Class of Business              Premium    Percent
        -----------------              ---------  -------
        Private Passenger Automobile   ($155,000)    (2%)
        Commercial Lines                 175,000     10%
        Personal Property                 55,000      4%
                                        --------    ---
        Total                           $ 75,000    0.6%
                                        ========    ===

     Reinsurance costs related to the New Jersey Automobile Insurance
Risk Exchange ("NJ AIRE") were $100,000 higher in the three months ended
March 31, 1999 as compared to the same period in 1998. Please refer to Note F in the Notes to Financial Statements in the Registrant's Annual
Report on Form 10-K for additional information on NJ AIRE.

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

     PPA insurance premiums will begin to decline in the 1999 second quarter as a result of the imposed rate reductions in the 1998 PPA legislation.

     During the first quarter of 1998, Preserver introduced its new workers' compensation product. The Registrant believes the introduction of this product, along with other product improvements, enable Preserver to offer a broad, competitive product line which will grow steadily in the future.
Insurance premiums in Preserver's workers' compensation program increased $70,000 in the three months ended March 31, 1999 as compared to the same period in 1998.

NET INVESTMENT INCOME

     Net investment income increased $151,000 or 15% for the three months ended March 31, 1999 as compared to the same period in 1998, due to an increase in
invested assets.   Average invested assets for the three month period ended
March 31, 1999 were $73,718,000 as compared to $64,000,000 for the same period in 1998. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.47% for the three months ended March 31, 1999 as compared to 6.51% for the same period in 1998.

Losses and Expenses
-------------------
LOSSES AND LOSS EXPENSES INCURRED

    Losses and loss expenses incurred increased $549,000 or 7% in the three months ended March 31, 1999 as compared to the same period in 1998. Loss ratios for the three month period ended March 31, 1999 and 1998 were:

                                Three Months Ended
                         ------------------------------------
                         March 31, 1999        March 31, 1998

         Motor Club           72.0%                 69.7%
         Preserver            56.2%                 46.6%
                              ----                  ----
         Total                67.9%                 64.1%
                              ====                  ====

     The personal automobile loss ratio for Motor Club remains in line with expectations which consider the increased amounts of new personal automobile written since 1995, now representing 54% of the total Motor Club book of business. The first quarter 1998 loss ratio was historically low for Preserver and the first quarter 1999 loss ratio represents a return to the more typical experience for Preserver in the last several years, which remains at excellent levels. The relative lack of Winter weather losses in New Jersey in both 1999 and 1998 have been contributing factors to the strong Preserver loss ratio.

     Despite the higher loss and loss expense ratios for Motor Club on a comparative basis, no significant adverse trends were experienced or identified during the three month period ended March 31, 1999.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

     Such expenses decreased $131,000 or 3% in the three months ended
March 31, 1999 as compared to the same period in 1998, primarily due to lower operating expenses. The decrease allowed for a decrease in the expense ratio to 32.3% for the three month period ended March 31, 1999 as compared to 33.5% for the same period in 1998.

     However, during 1999, the completion of the Policy Term Conversion, in conjunction with the rate rollback required under the 1998 PPA reforms, may increase the Registrant's expense ratio.

     The Registrant remains committed to reducing its expense ratio by increasing revenues while either limiting increases or reducing where possible its overhead expenditures.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
     The Registrant's book value increased to $13.26 per share at March 31, 1999 from $13.15 per share at December 31, 1998. The sources of the net increase were net income of $986,000 or $.47 per share described previously, offset by a decrease of $753,000 or $.36 per share (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

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

Operating and Investing Activities
----------------------------------
          Net cash provided by operating activities were $881,000 and $1,628,000 in the three months ended March 31, 1999 and 1998, respectively. The lower cash flow provided by operating activities in the three months ended March 31, 1999 as compared to 1998 reflects the lower growth in the Insurance Companies' premium revenue during those periods. Net cash utilized in investing activities was $121,000 in 1999 and $1,865,000 in 1998, reflecting the investment of cash provided by operating activities.

     No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

Financing Activities
--------------------
     The Registrant paid no dividend on its common stock in 1999 or 1998.

     In connection with its announced acquisition of North East, an Independent Committee of the Registrant's Board of Directors has approved an alternative plan of financing the merger, to be voted on by the Registrant's stockholders at a special meeting.

     Under this plan, the Registrant would issue unsecured debentures, in one or more series, for a total principal amount of up to $10 million. Each series would be due on the tenth anniversary of the closing of the merger and will bear interest at a rate equal to 2.5% over the London Interbank Offered Rate, fixed as of the date on which the series is issued. Interest would be paid quarterly, in arrears.

     At the holder's option, each debenture would be convertible at any time, in whole or in part, into a number of the Registrant's shares equal to the total principal amount of indebtedness to be converted, divided by 130% of the average trading price of the Registrant's common stock over the 20 day period immediately prior to the debenture's issue date.

     The debentures must be offered only to high net worth individuals, institutional investors, and other accredited investors (as defined in section 501 of the Securities Act of 1933). Consequently, an offering of these debentures would be structured to be exempt from the registration requirements of the Securities Act of 1933. The Registrant expects that the members of the Executive Committee of its Board of Directors will be the debenture offerees. The members of the Executive Committee have advised the Registrant that they will, if this plan of financing is approved by the stockholders, subscribe for up to all of the debentures.

     If the members of the Executive Committee convert a substantial portion of the debentures, their percentage ownership in the Registrant's common stock will substantially increase. It is possible that the Executive Committee could increase its collective percentage stock ownership from the current 42.2% to over 50%.

     If the Registrant's stockholders do not approve this alternative plan of financing, the Registrant will obtain merger financing from either of two lenders that have each offered to lend up to $10 million at less favorable terms. Completion of the Merger is not contingent on approval of the alternative plan of financing.

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

     This disclosure updates the disclosure made in the Registrant's 1998 Annual Report on Form 10-K. All terms used herein are as defined in that Report.

     The Registrant has not experienced any significant Y2K related problems from its Business Critical Internal Technology to date in 1999, including processing of policy information and changes which have date information after January 1, 2000. A rating mechanism for certain Business Critical Internal Technology, which represents less than 5% of the Registrant's direct premium revenue, was recently discovered to require additional Y2K remediation, which is expected to be completed by August 1, 1999. The Registrant is approximately 50% complete with the certification of the LAN and PC environments utilized in its Internal Technology as Y2K complaint. The Registrant expects to be compliant with this element of its Y2K compliance effort no later than July 1, 1999, the original date estimated. All conversions of Other Internal Technology to Y2K compliant versions are expected to be completed by July 1, 1999.

     The Registrant has expended less that $150,000 to address Y2K issues in 1999, consisting primarily of the purchase of new PC's and file servers for its LAN's which are Y2K compliant and are replacing obsolete equipment. Estimated costs to complete work related to the Y2K issue are currently less than $100,000.

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

     This disclosure regarding the Y2K Issue contains statements which are forward looking and that involve risks and uncertainties and qualify for the statutory safe harbor under the Private Securities Litigation Reform Act of 1995. Future activities related to the Y2K Issue may not adhere to the anticipated schedule and cost estimates because the Registrant may encounter:
(1) more problems than anticipated in bringing its Internal Technology in compliance with the Y2K Issue and not be able to provide adequate resources to address those problems; (2) unexpected problems with External Technology due to Business Partners who are not able to be in compliance with the Y2K Issues despite their communications with the Registrant to the contrary; and (3) public policy decisions related to Insurance Issues which adversely affect the Registrant's operations.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------
     This Report on Form 10-Q contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy. Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Registrant. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with Motor Club of America's entry into new markets; diversification; catastrophic events; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede Motor Club of America's ability to charge adequate rates. Accordingly, Motor Club of America's premium growth and underwriting results have been and will continue to be potentially materially affected by these factors.


                             PART II

                        OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     a)  Exhibits

         None

     b)  Reports on Form 8-K

         A report on Form 8-K, dated January 26, 1999, was filed during the quarter for which this report is filed, and was reported in
         Item 5 - Other Events.

         A report on Form 8-K, dated March 16, 1999, was filed during the quarter for which this report is filed, and was reported in
         Item 5 - Other Events.


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


Dated:  May 14, 1999