Form 10-Q
period 1999-06-30
MOTOR CLUB OF AMERICA
filed 1999-08-16
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended                             Commission File No.
        June 30, 1999                                     0-671


                    MOTOR CLUB OF AMERICA
     (Exact name of registrant as specified in its charter)


      New Jersey                                   22-0747730
(State of Incorporation)                       (I.R.S. Employer
                                                Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
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


2,116,429 shares of Common Stock were outstanding as of August 12, 1999.

                     MOTOR CLUB OF AMERICA
                           FORM 10-Q
                         JUNE 30, 1999


          PART I                                   PAGE

ITEM 1.   FINANCIAL STATEMENTS                        3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                       9

          PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K            21

                              PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MOTOR CLUB OF AMERICA
                         AND SUBSIDIARIES


              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                        June 30,      December 31,
                                          1999            1998
     ASSETS

Investments                           $71,610,098       $75,951,241
Cash and cash equivalents               5,104,647         2,773,427
Premiums receivable                    20,037,025        20,401,069
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         20,121,039        19,234,277
Notes and accounts receivable
 - net                                    192,234           125,444
Deferred policy acquisition costs       8,188,085         8,708,329
Fixed assets - at cost, less
 accumulated depreciation               1,783,608         1,671,902
Prepaid reinsurance premiums            1,024,954         1,015,581
Federal income tax recoverable             -                 26,724
Other assets                            1,576,397         1,104,782
    Total Assets                     $129,638,087      $131,012,776

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses              $61,366,498       $58,335,143
Unearned premiums                      28,923,225        30,733,144
Other liabilities                       8,191,117        10,163,520
Note payable                            3,000,000         3,000,000
Deferred tax liability                    319,610           957,440
Federal income taxes payable               29,333            -
    Total Liabilities                 101,829,783       103,189,247
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,116,429
 (1999 and 1998)                        1,058,215         1,058,215
Paid in additional capital              1,996,954         1,996,954
Accumulated other comprehensive loss   (5,434,666)       (3,422,387)
Retained earnings                      30,187,801        28,190,747
     Total Shareholders' Equity        27,808,304        27,823,529
     Total Liabilities and
       Shareholders' Equity          $129,638,087      $131,012,776


             (Financial statements should be read in
              conjunction with the accompanying notes)

                       MOTOR CLUB OF AMERICA
                          AND SUBSIDIARIES


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited)

                         For the Six Months Ended     For the Three Months Ended
                       June 30, 1999  June 30,1998  June 30,1999    June 30,1998
  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $3,667,516, $3,373,178
 $1,848,619 and
 $1,794,878)                $26,266,691   $26,122,699  $13,182,492   $13,113,746
Net investment income         2,384,857     2,077,842    1,192,325     1,036,556
Realized gains on sales
 of investments                   5,378        28,341        5,378         2,441
Other revenues                   74,900        90,261       36,858        44,162
     Total revenues          28,731,826    28,319,143   14,417,053    14,196,905

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance
  recoveries totaling
  $1,842,816, $1,156,632
 $959,195 and $267,296)      17,540,281     17,040,737    8,657,338    8,706,413
Amortization of deferred
 policy acquisition costs     7,889,322      7,250,570    4,057,199    3,460,351
Other operating expenses        850,514      1,027,834      458,906      462,842
     Total losses and
      expenses               26,280,117     25,319,141   13,173,443   12,629,606

Income before Federal
 income taxes                 2,451,709      3,000,002    1,243,610    1,567,299

Provision for Federal
 income taxes: current           55,858         61,337       27,788       32,123
               deferred         398,797        779,195      204,389      400,237
Total provision for Federal
 income taxes                   454,655        840,532      232,177      432,360
Net income                  $ 1,997,054    $ 2,159,470  $ 1,011,433  $ 1,134,939

Net income per common share:
Basic                              $.95          $1.03         $.48         $.54
Diluted                            $.94          $1.02         $.48         $.54


Weighted average common and potential common shares outstanding:

Basic                         2,116,429      2,100,888    2,116,429    2,106,393
Diluted                       2,123,899      2,122,604    2,120,053    2,118,913

              (Financial statements should be read in
               conjunction with the accompanying notes)


                       MOTOR CLUB OF AMERICA
                          AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited)
                                               For the Six Months Ended
                                        June 30, 1999         June 30, 1998
Operating activities:
Net income                           $ 1,997,054             $ 2,159,470
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and net amortization      311,303                  307,300
  Gain on sale of investments             (5,378)                 (28,341)
Changes in:
  Deferred policy
    acquisition costs                    520,244                   61,896
  Premiums receivable                    364,044                 (540,226)
  Notes and accounts
    receivable                           (66,790)                 (15,000)
  Other assets                          (471,615)                 171,052
  Losses and loss expenses             3,031,355                1,959,188
  Unearned premiums                   (1,809,919)                 (76,674)
  Federal income tax - current            56,057                   (2,263)
  Federal income tax - deferred          398,798                  779,195
  Other liabilities                   (1,972,403)              (1,317,577)
  Reinsurance recoverable on
    paid and unpaid losses              (886,762)                 786,290
  Prepaid reinsurance premiums            (9,373)                 123,399
Net cash provided by
  operating activities                              $1,456,615             $4,367,709

Investing activities:
  Investments purchased              (48,833,930)             (95,420,568)
  Fixed assets purchased                (413,662)                (215,908)
  Proceeds from sales of investments  50,122,197               92,748,968
Net cash provided by (used in)
  investing activities                                 874,605             (2,887,508)

Financing activities:
  Common stock issued                       -                      57,750
  Net cash provided by financing activities               -                     57,750
Net increase in cash and
  cash equivalents                                   2,331,220               1,537,951
Cash and cash equivalents at
  beginning of period                                2,773,427                 222,761
Cash and cash equivalents at
  end of period                                     $5,104,647              $1,760,712

Supplemental Disclosures of Cash Flow Information

Interest paid                                       $ 107,049               $    2,640
Federal income taxes paid                           $  -                    $   63,600

Non Cash Investing Activities:

Invested assets and shareholders' equity decreased by $2,012,279 and increased by $199,634 in 1999 and 1998, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

               (Financial statements should be read in
                conjunction with the accompanying notes)

                      MOTOR CLUB OF AMERICA
                         AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           (Unaudited)


                         For the Six Months Ended     For the Three Months Ended
                        June 30, 1999  June 30,1998   June 30,1999  June 30,1998
Net income                  $1,997,054    $2,159,470   $1,011,433    $1,134,939
Other comprehensive
 income (loss):
  Unrealized gains(losses)
  on securities, net of tax:
   Unrealized holding gains
    (losses) arising during
    the period              (2,008,730)      218,339   (1,255,572)      165,486
   Less: reclassification
    adjustment for gains
    included in earnings        (3,549)      (18,705)      (3,549)        7,195

Other comprehensive income
 (loss)                     (2,012,279)      199,634   (1,259,121)       172,681
Comprehensive income       ($   15,225)   $2,359,104  ($  247,688)    $1,307,620


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

3.  Federal Income Taxes

          The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three and six month periods ended June 30, 1999 and 1998, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of
(i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; (ii) utilization of Net Operating Loss ("NOL") carryforwards; and
(iii) in 1999, the recognition as a deferred tax asset of certain tax credit carryforwards for alternative minimum tax purposes. The Registrant has now utilized all of its NOL carryforwards at June 30, 1999.

4.        North East Merger

          As of March 16, 1999, the Registrant signed a definitive Agreement and Plan of Merger to acquire North East Insurance Company ("North East") through a merger of a wholly-owned subsidiary of the Registrant with and into North East ("Merger"), which was amended and restated as of May 28, 1999, (the "Merger Agreement"). North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine, and trading under the symbol NEIC. Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock, (b) 0.19048 of a share of the Registrant's common stock for each share of North East common stock, or (c) a combination thereof. If the North East shareholders in the aggregate elect to exchange their North East stock for more than 290,389 shares of the Registrant's stock, the aggregate number of shares of the Registrant's common stock to be issued in the Merger will be ratably reduced to 290,389 shares.

          Consummation of the Merger is subject to the satisfaction of certain conditions set forth in the Merger Agreement. The Registrant has received the approvals of the Maine Bureau of Insurance and its shareholders and North East has received the approval of its shareholders to complete the Merger. The only principal condition remaining to complete the Merger is the approval of the New York Department of Insurance. Both the Registrant and North East expect that this condition will be satisfied in due course. The Registrant intends to close the transaction immediately after the New York approval is received.

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

New Jersey Private Passenger Automobile Insurance

          The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, despite New Jersey having among the highest average premium rate in the United States. New Jersey insurance law presently requires insurers to write all eligible personal automobile coverage presented to them from drivers with eight points or less on their driving record. This is commonly referred to as "take-all-comers".
          The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1.
Motor Club's present applicable leverage ratio for the twelve months ended
June 30, 1999 is 3.50 to 1. However, this ratio is temporarily elevated due to the conversion from six month policies to twelve month policies that began
July 1, 1998. It appears that Motor Club's leverage ratio, adjusted for this conversion, was below 3 to 1 at June 30, 1999.

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

          The only element of the 1998 legislation not implemented in 1999 is the redefinition of the territories and removal of the territorial rating caps, which is scheduled to be implemented in 2000. The Registrant believes that the legislation will have a modest net negative effect on Motor Club's PPA operations and profitability, as the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings contained in the legislation.

Results of Operations

          Net income decreased $124,000 or $.06 basic and diluted net income per share and $162,000 or $.08 basic and diluted net income per share in the three and six months ended June 30, 1999 as compared to the same periods in 1998, respectively.

          The decline in three and six month earnings was primarily due to reduced premium rates in Motor Club, due to the rate rollback provisions of the 1998 PPA reform legislation implemented in 1999 and previously described.
Motor Club's income before federal income taxes declined by $591,000 and $525,000 in the three and six month periods ended June 30, 1999 as compared to the same periods in 1998, respectively. These reductions were in line with expectations and were offset by improvements in Preserver's income before federal income taxes of $349,000 and $155,000 in the three and six month periods ended June 30, 1999 as compared to the same periods in 1998, respectively, due to stable loss ratios and positive revenue growth.

          The decline in net income was also offset by lower provisions for Federal income taxes in the three and six months results ended June 30, 1999 as compared to 1998, due principally to the recognition in 1999 of certain tax credit carryforwards for alternative minimum tax purposes as a deferred tax asset. The Registrant has now begun to utilize these tax credits, having fully utilized its net operating losses.

Revenues

Insurance Premiums

          Insurance premiums increased $69,000 and $144,000 in the three and six months ended June 30, 1999, compared to the same period in 1998, respectively, both less than one percent increases. Motor Club's insurance premiums declined due to the rate rollback provisions of the 1998 PPA reform legislation implemented in 1999 and previously described. This decrease was offset in the first six months of 1999 by higher insurance premiums in Preserver, principally in its commercial lines programs. The Registrant expects a continued decline in Motor Club's insurance premiums during the remainder of 1999, as policies renew and the imposed rate rollback provisions are applied.

          The following table details the net increases in insurance premiums for the three and six months period ended June 30, 1999 as compared to the same periods in 1998:


                             Three Months Ended          Six Months Ended
                               June 30, 1999                June 30, 1999

       Class of Business        Net                     Net
                              Premium   Percent       Premium      Percent
Private Passenger Automobile   ($133,000)  (1%)       ($288,000)       (1%)
Commercial Lines                 264,000   15%          439,000        12%
Personal Property                (62,000)  (4%)          (7,000)       (0%)
   Total                       $  69,000    1%         $144,000         1%


          Effective July 1, 1998, Motor Club began converting its existing six month policies, which constitute 98% of its personal automobile book of business, to twelve month policies. This measure will further improve the Registrant's operating efficiency and service levels, and reduce expenses. The Registrant believes this is particularly important since the NJ DOBI has not proposed or adopted regulations which would provide for expedited prior approval rate increases, as required by legislation passed by the New Jersey Legislature in 1997. While conversion to twelve month policies did, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by the Registrant, it did not effect the amount of premium earned.

          During the first quarter of 1998, Preserver introduced its new workers' compensation product. The Registrant believes the introduction of this product, along with other product improvements, enable Preserver to offer a broad, competitive product line which will grow steadily in the future. Insurance premiums in Preserver's workers' compensation program increased $250,000 and $320,000 in the three and six months ended June 30, 1999 as compared to the same periods in 1998, respectively.

Net Investment Income

          Net investment income increased $156,000 and $307,000, both 15% increases for the three and six months ended June 30, 1999 as compared to the same period in 1998, respectively, due to an increase in invested assets. Average invested assets for the six months period ended June 30, 1999 were $73,107,000 as compared to $64,466,000 for the same period in 1998. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.52% for the six months ended June 30, 1999 as compared to 6.45% for the same period in 1998.

Losses and Expenses

Losses and Loss Expenses Incurred

          Losses and loss expenses incurred decreased $49,000 or less than one percent in the three months ended June 30, 1999 as compared to the same period in 1998, and increased $500,000 or 3% in the six months ended June 30, 1999 as compared to 1998.

          The Registrant had slightly lower loss ratios during the 1999 second quarter, although year to date loss ratios have increased marginally compared to 1998:

                    Three Months Ended                  Six Months Ended
             June 30, 1999   June 30, 1998     June 30, 1999     June 30, 1998

Motor Club      68.8%            66.9%            70.4%               68.3%
Preserver       56.8%            64.8%            56.5%               55.8%
  Total         65.7%            66.4%            66.8%               65.2%

          The personal automobile loss ratio for Motor Club remains in line with expectations which consider the increased amounts of new personal automobile written since 1995, now representing 56% of the total Motor Club book of business. Preserver continued the excellent loss ratios which it has experienced in recent years.

          No significant adverse trends were experienced or identified during the three and six months period ended June 30, 1999.

Amortization of Deferred Policy Acquisition Costs and Other Operating Expenses

          During 1999, the completion of the Policy Term Conversion, in conjunction with the rate rollback required under the 1998 PPA reforms, has increased the Registrant's expense ratio and resulted in increased amortization of deferred acquisition expenses. Consequently, these expenses increased $593,000 or 15% and $462,000 or 6% in the three and six month periods ended June 30, 1999 as compared to the same period in 1998, respectively. This resulted in an increase in the expense ratio to 34.3% and 33.3% for the three and six month ended June 30, 1999 as compared to 29.9% and 31.7% for the same period in 1998, respectively.

         Underlying operating expenses were essentially unchanged in the second quarter 1999 as compared to 1998 and were $177,000 or 17% lower in the six months ended June 30, 1999 as compared to the same period in 1998. The Registrant remains committed to reducing its expense ratio by increasing revenues while either limiting increases or reducing where possible its overhead expenditures.

Financial Condition, Liquidity and Capital Resources

          The Registrant's book value decreased to $13.14 per share at June 30, 1999 from $13.15 per share at December 31, 1998. The sources of the net decrease were net income of $1,997,000 described previously, offset by a decrease of $2,012,000 (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115. Interest rates have risen sharply in the first half of 1999, causing substantial unrealized losses during this period in the Registrant's investment portfolio.

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

Operating and Investing Activities

          Net cash provided by operating activities were $1,457,000 and $4,368,000 in the six months ended June 30, 1999 and 1998, respectively.
The lower cash flow provided by operating activities in the six months ended June 30, 1999 as compared to 1998 reflects the lower growth in the Insurance Companies' premium revenue during those periods.
Net cash provided by investing activities was $875,000 in 1999, reflecting the decline in Motor Club insurance premium as a result of the rate rollback associated with the 1998 PPA reform. Net cash utilized in investing activities was $2,888,000 in 1998, reflecting the investment of cash provided by operating activities.

          No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

Financing Activities

          The Registrant paid no dividend on its common stock in 1999 or 1998.

          In connection with its announced acquisition of North East, the Registrant's shareholders have approved an alternative plan of financing the Merger. Under this plan, the Registrant would issue unsecured convertible debentures, in one or more series, for a total principal amount of up to $10 million. Each series would be due on the tenth anniversary of the date of issuance and will bear interest at a rate equal to 2.5% over the London Interbank Offered Rate, fixed as of the date on which the series is issued. Interest will be paid quarterly, in arrears.

          At the holder's option, each debenture will be convertible at any time, in whole or in part, into a number of the Registrant's shares equal to the total principal amount of indebtedness to be converted, divided by 130% of the average trading price of the Registrant's common stock over the 20 day period immediately prior to the debenture's issue date.

          The debentures were offered only to high net worth individuals, institutional investors, and other accredited investors (as defined in section 501 of the Securities Act of 1933) who were shareholders of the Registrant as of
April 29, 1999.   Consequently, the offering of these debentures has been
structured to be exempt from the registration requirements of the Securities
Act of 1933. Members of the Registrant's Executive Committee have subscribed for 92.5% of the debentures offered.

          If the members of the Executive Committee convert a substantial portion of the debentures, their percentage ownership in the Registrant's common stock will substantially increase. It is possible that the Executive Committee could increase its collective percentage stock ownership from the current 42.2% to over 50%.

          The Registrant presently anticipates drawing on all $10 million of the debentures at the closing of the Merger.

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

          This disclosure updates the disclosure made in the Registrant's 1998 Annual Report on Form 10-K. All terms used herein are as defined in that Report.
          The Registrant has not experienced any significant Y2K related problems from its Business Critical Internal Technology to date in 1999, including processing of policy information and changes which have date information after January 1, 2000. A rating mechanism for certain
Business Critical Internal Technology, which represents less than 5% of the Registrant's direct premium revenue, was discovered in the 1999 second quarter to require additional Y2K remedation, which is expected to be completed by October 15, 1999. The Registrant is approximately 90% complete with the certification of the LAN and PC environments utilized in its Internal Technology
as Y2K complaint.   The Registrant expects to be compliant with this
element of its Y2K compliance effort no later than September 1, 1999, two months later than the original date estimated. All conversions of Other Internal Technology to Y2K compliant versions have been completed.

          The Registrant has expended less that $200,000 to address Y2K issues in 1999, consisting primarily of the purchase of new PC's and file servers for its LAN's which are Y2K compliant and are replacing obsolete equipment. Estimated costs to complete work related to the Y2K issue are currently less than $100,000.
          The risks associated with the Registrant's Internal Technology, External Technology and Insurance Issues with regard to the Y2K Issue could result in an interruption in, or a failure of, certain normal business activities or operations, in addition to increased amounts of losses and loss expenses incurred. This could materially and adversely affect the Registrant's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K Issue, the Registrant is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Registrant's results of operations, liquidity and financial condition. The Registrant's efforts to address the Y2K Issue are expected to significantly reduce its level of uncertainty about the Y2K Issue. The Registrant believes that, with the steps described herein, the possibility
of significant interruptions of normal operations should be reduced.   This
disclosure regarding the Y2K Issue contains statements which are forward looking and that involve risks and uncertainties and qualify for the statutory safe harbor under the Private Securities Litigation Reform Act of 1995.
Future activities related to the Y2K Issue may not adhere to the anticipated schedule and cost estimates because the Registrant may encounter : (1) more problems than anticipated in bringing its Internal Technology in compliance with the Y2K Issue and not be able to provide adequate resources to address those problems; (2) unexpected problems with External Technology due to Business Partners who are not able to be in compliance with the Y2K Issues despite their communications with the Registrant to the contrary; and (3) public policy decisions related to Insurance Issues which adversely affect the Registrant's operations.

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



Dated:  August 16, 1999