Form 10-Q
period 1999-09-30
MOTOR CLUB OF AMERICA
filed 1999-11-15
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended                    Commission File No.
   -----------------                    -------------------
   September 30, 1999                           0-671


                      MOTOR CLUB OF AMERICA
     ----------------------------------------------------
    (Exact name of registrant as specified in its charter)

      New Jersey                                   22-0747730
 ----------------------                        -----------------
(State of Incorporation)                       (I.R.S. Employer
                                              Identification No.)


95 Route 17 South, Paramus, New Jersey                     07653
----------------------------------------                  --------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code (201) 291-2000
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x .  No    .
                          ----     - ---

2,124,387 shares of Common Stock were outstanding as of November
11, 1999.



                          MOTOR CLUB OF AMERICA
                              FORM 10-Q
                           SEPTEMBER 30, 1999


          PART I

ITEM 1.   FINANCIAL STATEMENTS
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

          PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


                             PART I
                     FINANCIAL INFORMATION
Item 1.  Financial Statements

                    MOTOR CLUB OF AMERICA
                      AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited)
                                      September 30,    December 31,
                                         1999            1998
                                      -------------    ------------
     ASSETS
Investments                           $93,409,730      $75,951,241
Cash and cash equivalents              12,101,566        2,773,427
Premiums receivable                    27,184,807       20,401,069
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                         23,063,595       19,234,277
Notes and accounts receivable
 - net                                    186,948          125,444
Deferred policy acquisition costs      10,211,346        8,708,329
Fixed assets - at cost, less
 accumulated depreciation               1,906,246        1,671,902
Prepaid reinsurance premiums            1,852,817        1,015,581
Federal income tax recoverable              -               26,724
Deferred tax asset                      3,229,665           -
Goodwill                                1,767,004           -
Other assets                            1,547,482        1,104,782
                                     ------------     ------------
    Total Assets                     $176,461,206     $131,012,776
                                     ============     ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses             $ 74,869,967     $ 58,335,143
Unearned premiums                      37,647,235       30,733,144
Other liabilities                      12,728,155       10,163,520
Note payable                            3,000,000        3,000,000
Convertible subordinated debentures    10,000,000           -
Due to North East shareholders         10,547,555           -
Deferred tax liability                     -               957,440
Federal income taxes payable                9,392           -
                                     ------------      -----------
    Total Liabilities                 148,802,304      103,189,247
                                     ------------     ------------
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,116,429
 (1999 and 1998)                        1,058,215        1,058,215
Paid in additional capital              1,996,954        1,996,954
Accumulated other comprehensive loss   (5,713,813)      (3,422,387)
Retained earnings                      30,317,546       28,190,747
                                     ------------     ------------

    Total Shareholders' Equity         27,658,902       27,823,529
                                     ------------      -----------
      Total Liabilities and
       Shareholders' Equity          $176,461,206     $131,012,776
                                     ============     ============

                  (Financial statements should be read in
                   conjunction with the accompanying notes)

                         MOTOR CLUB OF AMERICA
                            AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                For the Nine Months Ended              For the Three Months Ended
                         September 30, 1999   September 30,1998  September 30,1999 September 30, 1998
                         --------------------------------------  ------------------------------------
  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $5,299,714, $5,178,978
 $1,632,198 and $1,805,800)      $39,643,239        $39,481,046         $13,376,548   $13,358,347
Net investment income              3,600,727          3,161,052           1,215,870     1,083,210
Realized gains (losses) on
 sales of investments                  5,365             28,623                 (13)          282
Other revenues                       109,579            129,560              34,679        39,299
                                 -----------        -----------         -----------   -----------
     Total revenues               43,358,910         42,800,281          14,627,084    14,481,138
                                 -----------        -----------         -----------   -----------

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $2,832,542, $2,414,667,
 $989,726 and $1,258,035)          28,413,303         26,536,968         10,873,022     9,496,231
Amortization of deferred policy
 acquisition costs and
 operating expenses                12,532,366         11,923,009          3,792,530     3,644,605
Merger expenses                       800,000             -                 800,000        -
                                  -----------        -----------        -----------   -----------
     Total losses and expenses     41,745,669         38,459,977         15,465,552    13,140,836
                                  -----------        -----------        -----------   -----------
Income (loss) before Federal
 income taxes                       1,613,241          4,340,304           (838,468)    1,340,302

Provision (benefit) for Federal
 income taxes: current                 45,159            165,458            (10,699)      104,121
               deferred              (558,717)           999,916           (957,514)      220,721
                                  -----------        -----------         ----------    ----------
Total provision (benefit) for
 Federal income taxes                (513,558)         1,165,374           (968,213)      324,842
                                  -----------        -----------        -----------    ----------
Net income                        $ 2,126,799        $ 3,174,930        $   129,745    $1,015,460
                                  ===========        ===========        ===========    ==========
Net income per common share:
Basic                                   $1.01              $1.51               $.06         $.48
                                        =====              =====               ====         ====
Diluted                                 $1.00              $1.50               $.06         $.48
                                        =====              =====               ====         ====
Weighted average common and potential common shares outstanding:

Basic                               2,116,429          2,106,125          2,116,429    2,116,429
                                    =========          =========          =========    =========
Diluted                             2,140,275          2,120,882          2,173,028    2,117,268
                                    =========          =========          =========    =========

                                 MOTOR CLUB OF AMERICA
                                    AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                          For the Nine Months Ended
                                          -------------------------
                               September 30, 1999           September 30, 1998
                               ------------------           ------------------
Operating activities:
Net income                                    $ 2,126,799                     $   3,174,930
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Net assets of North East                     (1,653,398)                            -
  Depreciation and net amortization               474,687                           444,565
  Gain on sale of investments                      (5,365)                          (28,623)
Changes in:
  Deferred policy
    acquisition costs                             783,457                        (1,221,922)
  Premiums receivable                             523,229                        (6,067,765)
  Notes and accounts
    receivable                                   (61,504)                           (18,271)
  Other assets                                   (16,978)                           329,083
  Losses and loss expenses                     5,321,983                          4,628,673
  Unearned premiums                           (2,702,923)                         4,351,876
  Federal income tax - current                    45,358                            (15,480)
  Federal income tax - deferred                 (558,717)                           999,916
  Other liabilities                             (748,468)                           804,460
  Reinsurance recoverable on
    paid and unpaid losses                      (828,280)                           458,023
  Prepaid reinsurance premiums                   (14,352)                           216,591
                                            ------------                       ------------
Net cash provided by
  operating activities                                      $ 2,685,528                          $8,056,056

Investing activities:
  Investments purchased                      (75,516,508)                      (181,489,777)
  Fixed assets purchased                        (489,140)                          (426,299)
  Proceeds from sales and
   maturities of investments                  72,648,259                        175,937,767
                                             -----------                        -----------
Net cash used in
  investing activities                                       (3,357,389)                         (5,978,309)

Financing activities:
  Note payable                                     -                              3,000,000
  Convertible subordinated debentures         10,000,000                             -
  Common stock issued                              -                                 57,750
                                             -----------                       ------------
  Net cash provided by financing activities                  10,000,000                           3,057,750
                                                            -----------                          ----------
Net increase in cash and
  cash equivalents                                            9,328,139                           5,351,497
Cash and cash equivalents at
  beginning of period                                         2,773,427                             222,761
                                                            -----------                          ----------
Cash and cash equivalents at
  end of period                                             $12,101,566                          $5,358,258
                                                            ===========                          ==========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Interest paid                                                 $ 161,293                          $    4,308
                                                              =========                          ==========
Federal income taxes paid                                     $  -                               $   95,400
                                                              =========                          ==========

Non Cash Investing Activities:
------------------------------
Invested assets and shareholders'equity decreased by $2,291,426 and $ 1,172,327 in 1999 and 1998, respectively, as a result of changes in market value pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

               (Financial statements should be read in
                conjunction with the accompanying notes)

                           MOTOR CLUB OF AMERICA
                              AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Unaudited)

                                         For the Nine Months Ended             For the Three Months Ended
                               September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                               ---------------------------------------   ---------------------------------------
Net income                             $2,126,799      $3,174,930                $129,745        $1,015,460
Other comprehensive income (loss):
  Unrealized gains(losses)on
   securities, net of tax:
   Unrealized holding gains (losses)
    arising during the period          (2,287,885)      1,191,218                (279,155)         165,486
   Less: reclassification adjustment
    for gains included in earnings         (3,541)        (18,891)                       9           7,195
                                       ----------      ----------                --------         --------
Other comprehensive income (loss)      (2,291,426)      1,172,327                (279,146)         972,693
                                       ----------      ----------               ---------       ----------
Comprehensive income (loss)           ($  164,627)     $4,347,257               ($149,401)      $1,307,620
                                      ===========      ==========               =========       ==========


                 (Financial statements should be read in
                  conjunction with the accompanying notes)


                         MOTOR CLUB OF AMERICA
                           AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Preparation and Presentation
    -------------------------------------
     The accompanying condensed consolidated financial statements of Motor Club of America (the "Registrant") include its accounts and those of its subsidiary companies, Motor Club of America Insurance Company ("Motor Club"), Preserver Insurance Company ("Preserver") (collectively referred to as the "Insurance Companies"), and North East Insurance Company and its wholly-owned subsidiary ("North East") and, in the opinion of management, contain all adjustments necessary to present fairly the Registrant's consolidated financial position, results of operations and cash flows, in accordance with generally accepted accounting principles.

     The Registrant has included North East's balance sheet in its consolidated balance sheet as of September 30, 1999, including allocation of the acquisition cost to goodwill. North East's results of operations and cash flows will be included in the Registrant's consolidated results of operations and statement of cash flows effective October 1, 1999.

     These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Registrant's 1998
Annual Report on Form 10-K.

2.  Per Share Data
    --------------
     Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options and convertible subordinated debentures.

3.  Federal Income Taxes
    --------------------
     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three and nine month periods ended September 30, 1999 and 1998, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; (ii) utilization of Net Operating Loss ("NOL") carryforwards; and (iii) in 1999, the recognition as a deferred tax asset of certain tax credit carryforwards for alternative minimum tax purposes and additional NOL's from an insolvent subsidiary. As of September 30, 1999, the Registrant has $1.4 million in NOL carryforwards remaining.

4.   North East Merger
     -----------------
     On September 24, 1999, the Registrant completed the acquisition of North East Insurance Company ("North East") through a merger of a wholly-owned subsidiary of the Registrant with and into North East ("Merger"). North East is headquartered in
Scarborough, Maine and was a NASDAQ listed property and casualty insurance company.

     Under the terms of the Merger, North East shareholders received 7,958 shares of its common stock to shareholders representing
41,781 shares of North East common stock; the remaining outstanding shareholders and holders of North East stock options were paid
$10,409,678 in cash subsequent to September 30, 1999.

     The aggregate purchase price for the transaction was $10,482,796. The acquisition has been recorded using the purchase method of accounting, and based on the fair value of net assets acquired at September 24, the Registrant estimates that $1,767,004 of goodwill exists at September 30, 1999 which is recorded as an asset to be amortized on a straight-line basis over twenty years.

     The Registrant has recorded $800,000 of merger-related expenses in its results of operations for the three and nine-month periods ended September 30, 1999.

5.   Convertible Subordinated Debentures
     -----------------------------------
     In connection with its acquisition of North East, on September 23, 1999, the Registrant issued $10 million of Convertible
Subordinated Debentures ("Debentures"), in one series, under a plan previously approved by its shareholders.

     The Debentures are due on September 23, 2009 and bear an interest rate of 8.44%, which is 2.5% over the London Interbank
Offered Rate, fixed as of September 23, 1999, the date the series was issued.

     At each holder's option, the Debenture is convertible at any time, in whole or in part, into 645,578 of the Registrant's common shares ($10 million divided by 130% of the average trading price of the Registrant's common stock over the twenty day period immediately prior to September 23, 1999 ("Conversion Price")). The applicable Conversion Price is $15.49.

     Members of the Registrant's Executive Committee purchased $9,253,785 of the $10 million in Debentures issued. If the members of the Executive Committee convert those Debentures, their percentage ownership in the Registrant's common stock will substantially increase. Based on the Registrant's common shares outstanding as of September 30, 1999 and those subsequently issued to North East shareholders as part of their elections under the Merger, the Executive Committee could increase its collective percentage stock ownership from the current 42.2% to 53.8%.

6.   Note Payable
     ------------
     As of September 30, 1999, the Registrant is in violation with a convenant and one term of its Loan Agreement with Dresdner Bank, AG ("Dresdner"). The Registrant has received a waiver of both conditions from Dresdner. Should Dresdner withdraw the waivers, mandatory repayment of the $3 million note payable is required under the Loan Agreement. The Registrant has sufficient liquidity to make such a repayment.

Item 2. Management's Discussion and Analysis of Financial Condition
------  -----------------------------------------------------------
and Results of Operations
-------------------------
Overview of Business Operations
-------------------------------
     The Registrant and a group of affiliated corporations provide property and casualty insurance related services in the northeastern United States. The Registrant has four subsidiaries, two of which are domiciled in the State of New Jersey and write
property and casualty insurance, Motor Club and Preserver.   On
September 24, 1999, the Registrant acquired North East, domiciled in the State of Maine, and its wholly owned subsidiary, American Colonial Insurance Company ("American Colonial"), domiciled in the State of New York. North East writes property and casualty insurance in the State of Maine; American Colonial is licensed to write property and casualty insurance in the State of New York, but is presently inactive, with the exception of liquidating claims which have been outstanding for more than eight years. Until this time, one hundred percent of the Registrant's insurance operations were in the State of New Jersey; now approximately 20% are in the State of Maine.

     The Registrant anticipates continuing revenue growth in the State of New Jersey through small commercial and ancillary coverages written by Preserver as well as through new private passenger automobile ("PPA") writings by Motor Club. North East anticipates continuing revenue growth in the State of Maine through its "Automatic" personal automobile insurance product and by introducing in 2000 small commercial lines and ancillary coverages similar to those written by Preserver. The Registrant anticipates recommencing operations of American Colonial in New York in the second quarter of 2000 utilizing small commercial lines and ancillary coverages similar to those written by Preserver.
The Registrant seeks to continue to increase its identification as a provider of small commercial lines insurance. The Registrant also seeks to continue to expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies, which present opportunities to write these product lines in different geographic areas. The Registrant expects to continue to pursue these objectives during 1999 and beyond.

     The Registrant also anticipates continued reductions in its operating expenses, namely through the implementation of operating efficiencies, which should reduce other overhead expenditures.

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

     The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the twelve months ended September 30, 1999 is
3.43 to 1. However, this ratio is temporarily elevated due to the conversion from six month policies to twelve month policies that began July 1, 1998. It appears that Motor Club's leverage ratio, adjusted for this conversion, was below 3 to 1 at September 30, 1999.

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

Results of Operations
---------------------
     Results for the three and nine month period ended September
30, 1999 and 1998 included the following unusual or non-recurring events: 1) losses and expenses from Hurricane Floyd in September
1999 and severe storms in September 1998 totaling $482,000 or $.23 basic net income per share and $227,000 or $.11 basic net income per share, respectively, net of taxes; 2) in 1999, expenses related to the North East acquisition of $597,000 or $.28 per share, net of taxes; and 3) in 1999, recognition as deferred tax assets of additional net operating loss carryforwards from an insolvent subsidiary and certain minimum tax credits not previously recognized totaling $756,000 or $.36 basic net income per share and $874,000 or $.41 basic net income per share for the three month and nine month periods ended September
30, 1999, respectively.

     Excluding these items, net income decreased $789,000 or $.37 basic net income per share and $1,070,000 or $.51 basic net income per share in the three and nine months ended September 30, 1999 as compared to the same periods in 1998, respectively.

     The principal cause of the decrease is poor loss experience in the current accident year in Motor Club's PPA book of business, in addition to lower insurance premiums as a result of the mandated rate rollback in that business. The Registrant does not believe that the poor loss experience is related to the mandated rate rollback and other changes in the NJ PPA market at this time. This has been offset by improvements in results of operations by Preserver, which continues to produce excellent loss and combined ratios.

Revenues
--------
INSURANCE PREMIUMS

     Insurance premiums increased $18,000 and $162,000 in the three and nine months ended September 30, 1999, compared to the same period in 1998, respectively, both less than one percent increases. Motor Club's insurance premiums have declined due to the rate rollback provisions of the 1998 PPA reform legislation implemented in 1999 and previously described. The decline in premium, however, has been less than anticipated due to higher average premium on new business from the tier rating program implemented in the fourth quarter of 1998.

     This decrease was offset in the first nine months of 1999 by higher insurance premiums in Preserver, principally in its commercial lines programs. The Registrant expects a continued decline in Motor Club's insurance premiums during the remainder of 1999, as policies renew and the imposed rate rollback provisions are applied.

     The following table details the net changes in insurance premiums for the three and nine months period ended September 30, 1999 as compared to the same periods in 1998:

                                Three Months Ended          Nine Months Ended
                                September 30, 1999         September 30, 1999
                                ------------------         ------------------
                               Net                         Net
Class of Business              Premium    Percent         Premium    Percent

Private Passenger Automobile  ($144,000)    (1%)         ($432,000)    (2%)
Commercial Lines                189,000     10%            628,000     12%
Personal Property               (27,000)    (4%)           (34,000)    (1%)
                              ---------     ---           --------     ---
Total                         $  18,000      0%           $162,000      4 %
                              =========     ==            ========     ===

     Effective July 1, 1998, Motor Club began converting its existing six month policies to twelve month policies. This measure will further improve the Registrant's operating efficiency and service levels, and reduce expenses. The Registrant believes this is particularly important since the NJ DOBI has not proposed or adopted regulations which would provide for expedited prior approval rate increases, as required by legislation passed by the New Jersey Legislature in 1997. While conversion to twelve month policies did, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by the Registrant, it did not effect the amount of premium earned.

     During the first quarter of 1998, Preserver introduced its new workers' compensation product. The Registrant believes the introduction of this product, along with other product improvements, enable Preserver to offer a broad, competitive product line which will grow steadily in the future. Insurance premiums in Preserver's workers' compensation program increased $200,000 and $520,000 in the three and nine months ended September 30, 1999 as compared to the same periods in 1998, respectively.

NET INVESTMENT INCOME

     Net investment income increased $133,000 or 12% and $440,000 or 14% for the three and nine months ended September 30, 1999 as compared to the same period in 1998, respectively, due to an
increase in invested assets.   Average invested assets for the nine
months period ended September 30, 1999 were $75,196,000 as compared to $65,911,000 for the same period in 1998. The investment portfolio (including short-term investments and excluding realized capital gains) yielded 6.37% for the nine months ended September 30, 1999 as compared to 6.39% for the same period in 1998.

Losses and Expenses
-------------------
LOSSES AND LOSS EXPENSES INCURRED

     Losses and loss expenses incurred increased $1,376,000 or 15% and increased $1,876,000 or 7% in the three and nine months ended September 30, 1999 as compared to the same period in 1998. Losses and loss expenses incurred include $523,000 from Hurricane Floyd in 1999 and $299,000 from severe storms in September 1998. Loss ratios for the three and nine month periods ended September 30, 1999 were as follows:

                          Three Months Ended
                 ------------------------------------------
                 September 30, 1999     September 30, 1998
                -------------------------------------------
Motor Club                   81.6%            70.1%
Preserver                    80.3%            73.9%
                             ----             ----
Total                        81.3%            71.1%
                             ====             ====

                               Nine Months Ended
               -----------------------------------------
               September  30, 1999   September 30, 1998
               -----------------------------------------
Motor Club                   74.2%            68.9%
Preserver                    64.6%            62.1%
                             ----             ----
Total                        71.1%            67.2%
                             ====             ====

     Motor Club's personal automobile losses for the three and nine months ended September 30, 1999 were sharply higher as compared to the same period in 1998. This activity is due to a higher frequency of larger losses in the current accident year (1999) as compared to the current accident year as of the same evaluation point in 1998, in particular on new personal automobile policies written since 1995. This business now constitutes 58% of the total Motor Club book of business. The Registrant cannot state whether this activity represents a significant adverse trend; the Registrant did not experience or identify any other significant adverse trends in accident years other than the current year in Motor Club's book of business during the three and nine month periods ended September 30, 1999.

     Preserver, excluding the effects of storm losses in 1999 and 1998, continued the excellent loss ratios which it has experienced in recent years.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND OTHER
OPERATING EXPENSES

     During 1999, the completion of the Policy Term Conversion, in conjunction with the rate rollback required under the 1998 PPA reforms, has increased the Registrant's expense ratio and resulted in increased amortization of deferred acquisition expenses. Consequently, these expenses increased $148,000 or 4% and $600,000 or 5% in the three and nine month periods ended
September 30, 1999 as compared to the same period in 1998, respectively. This resulted in an increase in the expense ratio to 34.3% and 33.6% for the three and nine month periods ended September 30, 1999 as compared to 27.3% and 30.2% for the same periods in 1998, respectively.

     The Registrant remains committed to reducing its expense ratio by increasing revenues while either limiting increases or reducing where possible its overhead expenditures.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
     The Registrant's book value decreased to $13.07 per share at September 30, 1999 from $13.15 per share at December 31, 1998. The sources of the net decrease were net income of $2,127,000 described previously, offset by a decrease of $2,291,000 (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115. Interest rates have risen sharply in 1999, causing substantial unrealized losses during this period in the Registrant's investment portfolio.

     The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received collections from reinsurers and proceeds from investments.

     Reserving assumptions and payment patterns of the Insurance
Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

Operating and Investing Activities
----------------------------------
     Net cash provided by operating activities were $2,685,528 and $8,056,000 in the nine months ended September 30, 1999 and 1998, respectively. The lower cash flow provided by operating activities in the nine months ended September 30, 1999 as compared to 1998 reflects the lower growth in the Insurance Companies' premium revenue during those periods. Net cash used by investing activities was $3,357,389 in 1999 and $5,978,000 in 1998, reflecting the decline in Motor Club insurance premium as a result of the rate rollback associated with the 1998 PPA reform.

     No unusual or nonrecurring operating expenditures have been incurred over these periods. Additionally, the payout ratio of losses has not fluctuated substantially over these periods.

Financing Activities
--------------------
     The Registrant paid no dividend on its common stock in 1999 or 1998.

     The Registrant issued $10 million of Convertible Subordinated Debentures on September 23, 1999 as described in Note 5 to the Financial Statements of this Form 10-Q.

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

     The Registrant has not experienced any significant Y2K related problems from its Business Critical Internal Technology to date in 1999, including processing of policy information and changes, which have, date information after January 1, 2000. A rating mechanism for certain Business Critical Internal Technology, which represents less than 5% of the Registrant's direct premium revenue, was discovered in the 1999 second quarter to require additional Y2K remedation, which was completed by October 31, 1999. The Registrant is now complete with the certification of the LAN and PC environments utilized in its Internal Technology as Y2K compliant. All conversions of Other Internal Technology to Y2K compliant versions have been completed.

     The Registrant has expended less than $200,000 to address Y2K issues in 1999, consisting primarily of the purchase of new PC's and file servers for its LAN's which are Y2K compliant and are replacing obsolete equipment. Estimated costs to complete work related to the Y2K issues are currently less than $50,000.

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

Safe Harbor Statement Under the Private Securities Litigation
-------------------------------------------------------------
Reform Act of 1995
------------------
     This Report on Form 10-Q contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of
1995), which can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy. Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Registrant. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with Motor Club of America's entry into new markets; diversification; catastrophic events; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede Motor Club of America's ability to charge adequate rates. Accordingly, Motor Club of America's premium growth and underwriting results has been and will continue to be potentially materially affected by these factors.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------
Annual Meeting of Stockholders
------------------------------

     The annual meeting of stockholders of Motor Club of America was held on June 9, 1999, with the following result:

     The total number of shares represented at the Annual Meeting in person or by proxy was 1,897,195 of the 2,116,429 shares of common stock outstanding and entitled to vote at the Meeting.
On the resolution to elect eight directors of the Registrant to hold office until the 2000 Annual Meeting of Stockholders and until their successors shall have been duly elected and qualified, the nominees for director received the number of votes set forth opposite their respective names:

                                   Number of Votes
                              For                 Withheld

Archer McWhorter           1,802,886               94,309
Stephen A. Gilbert         1,802,886               94,309
Robert S. Fried            1,802,886               94,309
William E. Lobeck, Jr.     1,802,886               94,309
Alvin E. Swanner           1,802,886               94,309
Malcolm Galatin            1,788,286              108,909
Patrick J. Haveron         1,802,886               94,309
Archer McWhorter, Jr.      1,788,786              108,409


     There were no abstentions or broker non-votes recorded. On the basis of the above vote, all eight nominees were elected as directors to serve until the expiration of their terms and until their successors are duly qualified and elected.

     On the resolution to approve the 1999 Stock Option Plan, there were 1,839,328 votes for the resolution, 52,525 votes against the resolution and 5.342 votes abstaining.

     On the resolution to amend Article Fourth of the Restated and Amended Certificate of Incorporation of the Company to add 10,000,000 shares of undesignated preferred stock to the shares of capital stock the Company is authorized to issue, there were 1,416,205 votes for the resolution, 224,489 votes against the resolution and 4,337 votes abstaining.

Special Meeting of Stockholders
-------------------------------
     A special meeting of stockholders of Motor Club of America was held on July 12, 1999, with the following result:

     The total number of shares represented at the Annual Meeting in person or by proxy was 1,363,368 of the 2,116,429 shares of common stock outstanding and entitled to vote at the Meeting.

     On the resolution to approve the Agreement and Plan of Merger, dated as of March 16, 1999 between Motor Club of America and North East Insurance Company, as amended and restated as of May 28, 1999 and of the merger of NEIC Insurance Acquisition Corporation, a wholly-owned subsidiary of Motor Club of America, with and into North East Insurance Company, there were 1,325,097 votes for the resolution, 14,150 votes against the resolution and 23,400 votes abstaining.

     On the resolution to approve the alternative plan of financing the merger, there were 1,145,947 votes for the resolution, 207,585 votes against the resolution and 9,115 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
     a)  Exhibits
          None

     b)  Reports on Form 8-K

          A report on Form 8-K, dated July 12, 1999 was filed during the quarter for which this report is filed and was reported in Item 5 - Other Events, regarding the Registrant's acquisition of North East.

          A report on Form 8-K, dated September 24, 1999 was filed during the quarter for which this report is filed and was report in
Item 5 - Other Events, regarding the Registrant's acquisition of
North East.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MOTOR CLUB OF AMERICA




                           s/Stephen A. Gilbert
                           By: Stephen A. Gilbert
                               President and Chief Executive
                               Officer

                           s/Patrick J. Haveron
                           By: Patrick J. Haveron
                               Executive Vice President
                               Chief Executive Officer and
                               Chief Financial Officer


                           s/Graham S. Payne
                           By: Graham S. Payne
                               Controller and Chief Accounting
                               Officer

Dated:  November 15, 1999