Form 10-K405
period 1999-12-31
MOTOR CLUB OF AMERICA
filed 2000-03-31
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                     Commission File Number
 December 31, 1999                                0-671

                      MOTOR CLUB OF AMERICA
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       New Jersey                          22-0747730
------------------------       -----------------------------------
(State of incorporation)       (I.R.S. Employer Identification No.)

95 Route 17 South, Paramus, New Jersey              07653
----------------------------------------          ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting Common Stock (par value
$.50 per share) held by non-affiliates on March 24, 2000 was $8,061,604 based on the closing selling price.

2,124,387 shares of Common Stock were outstanding as of March 24, 2000.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement issued in conjunction with the June 7, 2000 Annual Meeting of Shareholders (Part III).



                        MOTOR CLUB OF AMERICA
                     ANNUAL REPORT ON FORM 10-K
                          DECEMBER 31, 1999


               PART I                                         PAGE
               ------                                         ----

ITEM   1.      BUSINESS
ITEM   2.      PROPERTIES
ITEM   3.      LEGAL PROCEEDINGS
ITEM   4.      SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS

               PART II
               -------

ITEM   5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS
ITEM   6.      SELECTED FINANCIAL DATA
ITEM   7.      MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS
ITEM   8.      FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA
ITEM   9.      CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

               PART III
               --------

ITEM   10.     DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT
ITEM   11.     EXECUTIVE COMPENSATION
ITEM   12.     SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT
ITEM   13.     CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

               PART IV
               -------

ITEM   14.     EXHIBITS, FINANCIAL STATEMENTS
               SCHEDULES AND REPORTS ON FORM 8-K

Cautionary Statement

       This Report on Form 10-K contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of
1995), which can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy. Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with Motor Club of America's entry into new markets; Motor Club of America's acquisition of North East Insurance Company on September 24, 1999; Motor Club of America's acquisition of Mountain Valley Indemnity Company on March 1, 2000; diversification; catastrophic events; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede Motor Club of America's ability to charge adequate rates. Accordingly, Motor Club of America's premium growth and underwriting results have been and will continue to be potentially materially affected by these factors.

                              PART I
                              ------

Item 1. Business
----------------
(a)    GENERAL DEVELOPMENT OF BUSINESS

       Motor Club of America (the "Registrant") and a group of directly or indirectly wholly-owned subsidiaries of which the Registrant is parent are known as the "Motor Club of America Companies" (the "Motor Club of America Group") and provide property and casualty insurance services. The Registrant, incorporated in New Jersey in 1933 as "Automobile Association of New Jersey", is the successor to a New Jersey corporation organized in 1926. The present name was adopted in 1958.

       The Registrant has four subsidiaries which write property and casualty insurance. Motor Club of America Insurance Company ("Motor Club"), incorporated in 1989, writes private passenger automobile ("PPA") business. Preserver Insurance Company ("Preserver"), incorporated in 1992, writes small commercial, homeowners and ancillary coverages. Motor Club and Preserver are domiciled in the State of New Jersey and write insurance in that State only as well.

       The Registrant is pursuing a strategy to: (1) increase its identification as a provider of small commercial lines insurance and has continued to expand its product line in support of this objective; and (2) expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to continue to follow this strategy.

       On September 24, 1999, the Registrant acquired North East Insurance Company ("North East") and its subsidiaries. North East, incorporated in 1965 in the State of Maine, writes private passenger and commercial automobile as well as small commercial and ancillary coverages in that State. American Colonial Insurance Company ("American Colonial"), a wholly-owned subsidiary of North East, was incorporated in 1982 and has not written any insurance coverage since March 1990. American Colonial is domiciled in New York.

       Motor Club, Preserver, North East and American Colonial are collectively referred to as the "Insurance Companies".

       On March 1, 2000, the Registrant completed the acquisition of Mountain Valley Indemnity Company ("Mountain Valley"). Mountain Valley was incorporated in 1995 in the State of New Hampshire and writes small and mid-sized commercial coverages in New York and all of the New England states except Connecticut. The Registrant believes that these acquisitions fully establish it as a regional commercial lines company in New England and the Mid-Atlantic regions.


(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Registrant does not have any reportable industry segments for the three fiscal years reported in this Form 10-K.

(c)    Narrative Description of Business
       See Items 1 (a) and 7

Fire and Casualty Insurance Operations
--------------------------------------
GENERAL

       The Insurance Companies distribute insurance policies and generate premium revenue through approximately 174 independent producers in New Jersey and 161 independent producers in Maine.

       The Registrant anticipates continuing its emphasis of the small commercial and ancillary coverages written by Preserver in the State of New Jersey and through newly acquired American Colonial in New York and Mountain Valley in the States of New York, Massachusetts, New Hampshire, Vermont, Rhode Island and Maine. North East is expected to increase its emphasis of small commercial coverages as well. Motor Club and North East write private passenger automobile ("PPA") business in the States of New Jersey and Maine, respectively. PPA business is expected to increase as well.

       At December 31, 1999 Preserver and Motor Club were separately rated B+ (Very Good) by A.M. Best; North East was rated B (Fair). American Colonial plans to commence insurance operations in New
York in the second quarter of 2000. Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best rating is an important factor in marketing the Insurance Companies' and Mountain Valley's products.

       Effective July 1, 1998, Motor Club began converting its existing policies from six month terms to twelve month policy terms (the "Policy Term Conversion"). While the Policy Term Conversion temporarily increased the amount of premiums written by Motor Club in 1998, it did not effect the amount of premiums earned. The Policy Term Conversion was implemented to reduce the frequency of renewal, thereby increasing operating efficiency and service levels and reducing expenses.

      The results of the Registrant include the operations of North East since its acquisition on September 24, 1999.

       The tables which follow set forth the direct premiums written and earned, by line of insurance, for the last five years:

                        DIRECT WRITTEN PREMIUMS
            (Amounts in Thousands - Exclusive of Service Charges)


                         1999                 1998                  1997
                    Direct   Percent     Direct   Percent     Direct    Percent
Program            Premium   of Total   Premium   of Total   Premium   of Total
-------            ------------------   ------------------   ------------------
Motor Club PPA       $39,611   64.2%    $54,254     76.7%     $43,238    74.7%
Preserver Commercial  11,504   18.7%      9,672     13.7%       8,019    13.9%
Preserver Personal     6,804   11.0%      6,833      9.6%       6,596    11.4%
North East             3,777    6.1%          0      0.0%           0     0.0%
                     -------  -----     -------    -----      -------   -----
   Total             $61,696  100.0%    $70,759    100.0%     $57,853   100.0%
                     =======  =====     =======    =====      =======   =====

                         DIRECT WRITTEN PREMIUMS
         (Amounts in Thousands - Exclusive of Service Charges)
                           1996                1995
                     Direct    Percent   Direct   Percent
Program             Premium    of Total  Premium   of Total
-------             -------------------  ------------------
Motor Club PPA       $41,055    76.0%     $32,100    73.1%
Preserver Commercial   6,744    12.5%       5,828    13.3%
Preserver Personal     6,216    11.5%       5,972    13.6%
North East                 0     0.0%           0     0.0%
                     -------   -----      -------   -----
   Total             $54,015   100.0%     $43,900   100.0%
                     =======   =====      =======   =====

                                  DIRECT EARNED PREMUIMS
                 (Amounts in Thousands - Exclusive of Service Charges)
                      1999                 1998                  1997
                 Direct   Percent     Direct   Percent     Direct    Percent
Program         Premium   of Total   Premium   of Total   Premium   of Total
-------         ------------------   ------------------   ------------------
Motor Club PPA    $41,781   65.9%    $43,631     73.6%     $43,381    75.4%
Preserver
 Commercial        10,508   16.6%      8,916     15.0%       7,698    13.4%
Preserver
 Personal           6,843   10.8%      6,764     11.4%       6,422    11.2%
North East          4,248    6.7%          0      0.0%           0     0.0%
                  -------  -----     -------    -----      -------   -----
   Total          $63,380  100.0%    $59,311    100.0%     $57,501   100.0%
                  =======  =====     =======    =====      =======   =====

                          DIRECT EARNED PREMIUMS
          (Amounts in Thousands - Exclusive of Service Charges)

                       1996                1995
                 Direct    Percent   Direct   Percent
Program         Premium    of Total  Premium   of Total
-------         -------------------  ------------------
Motor Club PPA   $39,242    75.6%     $29,841    73.5%
Preserver
 Commercial        6,526    12.6%       5,184    12.7%
Preserver
 Personal          6,152    11.8%       5,592    13.8%
North East             0     0.0%           0     0.0%
                 -------   -----      -------   -----
   Total         $51,920   100.0%     $40,617   100.0%
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

                                           December 31,
                                   ----------------------------
                                   1999        1998       1997
                                   ----------------------------
GAAP operating ratios:
  Loss ratio                        72.8%       68.6%      65.1%
  Expense ratio                     36.4%       29.1%      33.3%
                                   -----        ----       ----
  Combined ratio                   109.2%       97.7%      98.4%
                                   =====        ====       ====
Statutory operating ratios:
  Loss ratio                        74.7%       69.9%      66.3%
  Expense ratio                     33.3%       28.8%      32.4%
                                   -----        ----       ----
  Combined ratio                   108.0%       98.7%      98.7%
                                   =====        ====       ====

       In general, when the combined ratio is under 100%, underwriting results are considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio reflects underwriting results and not investment income, federal income taxes or other non-operating income or expense. The Registrant's operating income is generally a function of both underwriting results and investment income.

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

       The liabilities are adjusted accordingly with such adjustments being reflected in the current year operations. Apart from the emergence of PPA development for claims occurring in 1999 related to PPA legislation enacted in New Jersey (discussed below), no trends that are considered abnormal have been identified as of the most recent evaluation date, December 31, 1999.

       Motor Club and Preserver generally reinsure all risks in excess of $100,000 for property lines (increased from $75,000 for losses incurred before July 1, 1997) and $150,000 for casualty lines. North East reinsures all risks in excess of $200,000 for both property and casualty lines.

       The following table presents a reconciliation of beginning and ending liability balances for 1999, 1998 and 1997, reported under
GAAP:

           RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

                                                   1999     1998      1997
                                                  --------------------------
                                                     (Thousands of Dollars)
Liability for losses and loss expenses, net of
  reinsurance recoverables, at January 1           $39,814   $32,884   $28,114
Liability for losses and loss expenses, net
  of reinsurance recoverables, North East
  Acquisition                                        8,820       -         -
Incurred losses and loss expenses
 Provision for current year claims                  37,272    32,598    29,369
 Increase in provision for prior years'
  claims                                             3,359     3,881     3,773
                                                   -------   -------   -------
 Total incurred losses and loss expenses            40,631    36,479    33,142
                                                   -------   -------   -------
Payments for losses and loss expenses
 Payments on current year claims                    16,448    12,038    12,169
 Payments on prior years' claims                    20,288    17,511    16,203
                                                   -------   -------   -------
 Total payments for losses and loss expenses        36,736    29,549    28,372
                                                   -------   -------   -------
Liability for losses and loss expenses, net
  of reinsurance recoverables, at December 31       52,529    39,814    32,884

Reinsurance recoverables on unpaid losses
  and loss expenses, at December 31                 18,454    18,521    17,363
                                                   -------   -------   -------
Liability for losses and loss expenses,
  gross of reinsurance recoverables,
  at December 31                                   $70,983   $58,335   $50,247
                                                   =======   =======   =======

       The reconciliation shows a 1999 deficiency of $3,359,000 in the liability recorded at December 31, 1998. The deficiency is primarily the result of initial net adverse development of reserves at December 31, 1998 and 1997 which is consistent with the Registrant's loss development history.

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

       The Registrant also believes that the 1996 adverse development is attributable principally to losses which occurred in 1996, primarily in Motor Club's PPA book of business. During 1996, Motor Club's new PPA book of business was in its first twelve months of development. As is consistent with applicable New Jersey statutes, no new business had yet been non-renewed, resulting in a book of PPA business that lacked historical experience. Thereafter, certain business was non-renewed and the performance of the book has improved. Given the adverse development of this particular year, it is possible that the Net Cumulative Deficiency for 1996 may not develop consistently with the other years described above, but the Registrant does not believe that this is indicative of prospective loss development for years after 1996.

       The differences between the liability for unpaid losses and loss expenses reported in the Registrant's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with SAP are reconciled as follows:

                                                    December 31,
                                           ----------------------------
                                           1999         1998       1997
                                           ----------------------------
                                               (thousands of dollars)
Liability for unpaid losses and
  loss expenses on a SAP basis
  (net of reinsurance recoverables
  on unpaid losses and loss expenses)     $56,759      $43,111    $35,900
Reinsurance recoverables on unpaid
  losses and loss expenses                 18,454       18,521     17,363
Anticipated salvage and subrogation
 recoveries                                (4,230)      (3,297)    (3,016)
                                          -------      -------    -------
Liability for unpaid losses and loss
  expenses, as reported in the
  Registrant's GAAP basis financial
  statements                              $70,983      $58,335    $50,247
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

       The table on Page 16 presents the development of the GAAP balance sheet liabilities for 1990 through 1999; data is presented for those years in which the Insurance Companies had operations and were owned by the Registrant.

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

       In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of deficiency relating to losses settled in 1998, but incurred in 1993, will be included in the cumulative deficiency for the 1998 year.
       This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

       Prior to 1992, the Registrant conducted private passenger operations in New Jersey through Motor Club of America Insurance Company ("Motor Club") (which continues) and nationwide general insurance operations through a separate subsidiary, MCA Insurance Company ("MCAIC") and its insurance subsidiary, Property Casualty Company of MCA ("PCCMCA"). The operations of Motor Club are included in the Registrant's loss reserve disclosures. The operations of MCAIC and PCCMCA have not been included in the loss reserve disclosures due to MCAIC's insolvency in that year as a result of Hurricane Andrew. Since the Registrant wrote-off its investment in MCAIC that year, and because the losses attributable to MCAIC are subject to the control of its Receiver, there is no additional loss development from those operations which impact the results of the Registrant since that time. Accordingly, the loss reserve disclosures were amended to include only those operations in which the Registrant is currently involved.

LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31              1990    1991        1992    1993      1994
                                    ------------------------------------------
Liability for unpaid
   losses and loss expenses, net
   of reinsurance recoverables     $27,362  $26,494   $28,469 $ 25,334  $22,356
Net Liability Re-estimated as of:
One year later                      28,770   30,173    27,145   26,253   23,468
Two years later                     29,580   28,954    28,563   26,766   23,813
Three years later                   28,760   29,733    28,454   26,819   24,181
Four years later                    28,636   28,934    28,702   26,572   23,759
Five years later                    28,104   29,071    28,662   26,066   23,221
Six years later                     28,229   28,954    28,516   25,330       -
Seven years later                   28,205   28,920    27,719      -         -
Eight years later                   28,197   28,653       -        -         -
Nine years later                    27,953     -          -        -         -
Net Cumulative Redundancy
 (Deficiency)                     ($   591) ($2,159)  $   750   $     4 ($  865)
                                  ========  =======   =======   ======= =======


Cumulative Amount of Liability Paid Through:

One year later                     14,270   11,979     12,314    12,311  11,106
Two years later                    19,593   18,855     20,270    18,992  17,231
Three years later                  23,796   24,161     24,546    23,032  20,821
Four years later                   26,120   26,365     26,878    24,882  22,488
Five years later                   26,900   27,696     27,642    25,373  23,297
Six years later                    27,444   28,207     26,810    25,818      -
Seven years later                  27,739   28,265     27,194       -        -
Eight years later                  27,725   28,394        -         -        -
Nine years later                   27,788      -          -         -        -

Net liability - December 31       $27,362  $26,494    $28,469   $25,334 $22,356
Reinsurance recoverables           20,037   29,003     21,698    20,484  19,309
                                  -------  -------    -------   ------- -------
Gross liability - December 31     $47,399  $55,497    $50,167   $45,818 $41,665
                                  =======  =======    =======   ======= =======

     The reserve for net losses and loss expenses with respect to North East is only included in the consolidated net losses and expenses as of December 31, 1999. No reserve development is presented herein as these operations were not owned prior to the third quarter of 1999.


LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31               1995     1996      1997     1998    1999
                                  ---------------------------------------------
Liability for unpaid
   losses and loss expenses, net
   of reinsurance recoverables     $23,409    $28,114  $32,884  $39,814 $52,529
Net Liability Re-estimated as of:
One year later                      24,313     31,887   36,765   43,173   -
Two years later                     25,759     33,848   38,422    -       -
Three years later                   25,680     33,527      -      -       -
Four years later                    25,252        -        -      -       -
Five years later                       -          -        -      -       -
Six years later                        -          -        -      -       -
Seven years later                      -          -        -      -       -
Eight years later                      -          -        -      -       -
Nine years later                       -          -        -      -       -

Net Cumulative Redundancy
 (Deficiency)                     ($ 1,843)  ($ 5,413)($ 5,538)($ 3,359)  -
                                  ========   ======== ======== ======== =====

Cumulative Amount of Liability Paid Through:

One year later                     11,414     16,203   17,511   20,288   -
Two years later                    18,357     24,830   28,427     -      -
Three years later                  22,164     30,685      -       -      -
Four years later                   24,586        -        -       -      -
Five years later                      -          -        -       -      -
Six years later                       -          -        -       -      -
Seven years later                     -          -        -       -      -
Eight years later                     -          -        -       -      -
Nine years later                      -          -        -       -      -

Net liability - December 31       $23,409    $28,114  $32,884  $39,814  52,529
Reinsurance recoverables           16,415     19,553   17,363   18,521  18,454
                                  -------    -------  -------  ------- -------
Gross liability - December 31     $39,824    $47,667  $50,247  $58,335 $70,983
                                  =======    =======  =======  ======= =======

       The reserve for net losses and loss expenses with respect to North East is only included in the consolidated net losses and expenses as of December 31, 1999. No reserve development is presented herein as these operations were not owned prior to the third quarter of 1999.

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

       Reinsurance for property losses of Preserver is maintained under a per risk excess of loss treaty affording recovery to $2 million, in excess of a retention of $100,000. This retention had been $75,000 until July 1, 1997. Preserver also maintains a 100% quota share treaty for boiler and machinery coverage.

       Casualty reinsurance is currently maintained for Motor Club and Preserver under an excess of loss treaty affording recovery up to $3 million, in excess of a retention of $150,000. This retention was increased to $200,000 on January 1, 2000. Preserver also maintains reinsurance coverage for personal and commercial umbrella policies up to $2 million for personal lines policies and up to $5 million for commercial lines policies. Effective March 1, 1998, Preserver entered into reinsurance contracts for the workers' compensation policies it commenced writing on that date. An 80% quota share reinsurance contract on the first $500,000 of workers' compensation coverage has been implemented; an excess of loss treaty affording coverage up to $10 million in excess of the retention of $500,000 has also been implemented.

       Effective January 1, 1999, Preserver purchased aggregate stop loss reinsurance for all of its lines of business which will provide $3 million coverage in excess of a loss ratio of 67.5% (in
1999) after the application of all other reinsurance. The treaty is subject to experience adjustments over a three-year period. This treaty affords Preserver protection against elevated levels of frequency or severity of losses which are not consistent with its historical experience, and includes, but is not limited to, weather-related events which may not rise to the level of a catastrophe, subject to a dollar limit.

       Motor Club and Preserver also maintained an 80% quota share reinsurance agreement for their non-automobile policies issued prior to February 19, 1994, until their expiration dates.

       North East's reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer assumes $150,000 of coverage beyond the first $50,000. The second layer allows North East to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000.

       In addition, Motor Club, Preserver and North East's catastrophe reinsurance program presently covers substantially all of the losses in excess of $500,000 up to $42.5 million.

       The Insurance Companies consider numerous factors in selecting reinsurers, the most important of which is the financial stability of the reinsurer. The Insurance Companies have not experienced any material collectibility problems for its reinsurance recoverables.

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

       The commercial lines markets that the Registrant's insurance subsidiaries engage in are highly competitive markets that are often subject to significant pressures, including but not limited to the pricing of individual risks. As the Registrant's insurance subsidiaries become more involved in the commercial lines markets, these competitive issues will become more widespread.

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

       North East similarly distributes its products through the independent insurance agency system.

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

       At December 31, 1999 and 1998, the Registrant's investment portfolio was comprised of the following types of securities:

                           December 31, 1999     December 31, 1998
                           -----------------     -----------------
                           Market                Market
                           Value       Percent   Value     Percent
                           -------------------   ------------------
Taxable Fixed Maturities   $78,242,322   89.9%   $69,594,904  91.6%
Equity Securities               57,053    0.1%         -         -
Short Term Investments       8,528,858    9.8%     5,995,299   7.9%
Mortgage Loans                 153,616    0.2%       361,038   0.5%
                           -----------   ----    -----------  ----
     Total Investment
      Portfolio            $86,981,849  100.0%   $75,951,241 100.0%
                           ===========  =====    =========== =====

       At December 31, 1999 and 1998, the taxable fixed maturity portfolio consisted of the following types of securities:

                           December 31, 1999    December 31, 1998
                           -----------------    -----------------
                           Market               Market
                           Value     Percent    Value     Percent
                           -----------------    ------------------

United States Treasuries  $16,247,679  20.8%   $18,669,055  26.8%
United States Government
   Agencies                 3,674,004   4.7%     4,476,576   6.5%
Mortgage-Backed Securities 10,406,357  13.3%    11,213,589  16.1%
Asset-Backed Securities    10,238,852  13.1%    10,805,970  15.5%
Corporate Bonds            37,675,430  48.1%    24,429,714  35.1%
                           ----------- -----    ----------- -----
     Total                 $78,242,322 100.0%   $69,594,904 100.0%
                           =========== =====    =========== =====

       Mortgage-backed securities ("MBS") consist primarily of Government National Mortgage Association issues, along with other MBS issues of the United States Government. Asset-backed securities ("ABS") issues are all rated "Aaa" by Moody's and "AAA" by Standard & Poor's. The underlying collateral of ABS issues at December 31, 1999 consists primarily of home equity loans.

       The taxable fixed maturity portfolio duration at December 31, 1999 and 1998 was 3.60 and 3.69 years, respectively.

       United States Treasuries are weighted towards maturities of five years or less, to reduce interest rate risk and match the Insurance Companies' claims payout ratios; corporate obligations are generally weighted towards five to ten year maturities, to take advantage of the yield curve; the average life of the GNMA portfolio has been maintained at approximately 10 years to reduce interest rate risk.

       Please refer to Note C in the Notes to Consolidated Financial Statements ("Notes") for statistics regarding portfolio maturity composition.

       The Registrant has not acquired, nor are there plans to acquire, below investment grade or "junk" bonds. Ninety-three percent of the fixed maturity portfolio as of December 31, 1999 was graded Class 1 according to the National Association of Insurance Commissioners' valuation system. This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

       At December 31, 1999 and 1998, the Registrant's taxable fixed maturity investment portfolio at market value by Moody's rating was:

                          December 31, 1999    December 31, 1998
                          -----------------    -----------------
                          Market               Market
                          Value    Percent     Value   Percent
                          ----------------     ----------------
United States
 Government Securities  $29,806,727   38.1%   $34,359,229  49.4%
Aaa                      10,238,852   13.1%    11,311,103  16.2%
Aa                       10,242,675   13.1%     7,504,082  10.8%
A                        23,062,545   29.4%    13,388,045  19.2%
Baa                       4,891,523    6.3%     3,032,445   4.4%
                        -----------  -----    ----------- -----
    Total               $78,242,322  100.0%   $69,594,904 100.0%
                        ===========  =====    =========== =====

       The following table provides information about the Registrant's taxable fixed maturity portfolio at December 31, 1999 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage and asset-backed securities, expected payments patterns. Actual cash flows could differ from the expected amounts.

EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                           2000         2001         2002          2003
                       ------------------------------------------------
Taxable-- Other than
 mortgage- backed
 securities            $5,046,263  $ 6,167,374   $5,723,201   $4,697,212
   Average interest
    rate                     6.3%         7.0%         6.5%          6.1%
Mortgage- backed
 securities               108,869      378,804    1,079,497    1,924,791
   Average interest
    rate                      7.1%         5.7%         6.6%         6.3%
Asset-backed
 securities             1,772,715    3,499,834      999,971    1,997,409
   Average interest
    rate                      6.3%         6.4%         6.4%         6.2%
                       ----------  -----------   ----------   ----------
Total                  $6,927,847  $10,046,012   $7,802,669   $8,619,412
                      ===========  ===========   ==========   ==========


EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS
                                                                    ESTIMATED
                                                       AMORTIZED    MARKET
                           2004         Thereafter      COST        VALUE
                         ----------------------------------------------------
Taxable-- Other than
 mortgage- backed
 securities              $4,423,521   $33,663,944    $59,721,515  $57,600,113
   Average interest
    rate                        6.8%          6.4%           6.5%
Mortgage- backed
 securities               2,726,253     4,460,149     10,678,363   10,406,357
   Average interest
    rate                        7.2%          6.6%           6.7%
Asset-backed
 securities                     -       2,184,957     10,454,886   10,238,852
   Average interest
    rate                        0.0%          6.7%           6.4%
                         ----------   -----------    -----------  -----------
Total                    $7,149,774   $40,309,050    $80,854,764  $78,242,322
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

   The Registrant's investment portfolio yielded 6.43%, 6.30% and 6.41% in 1999, 1998 and 1997, respectively. Including realized gains and losses, the investment portfolio yielded 6.57%, 6.34% and 6.41% in 1999, 1998 and 1997, respectively.

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

   State law requires the Insurance Companies to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements plans and reinsurance facilities. These laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

   During 1997, Motor Club began to participate in the New Jersey
Personal Automobile Insurance Plan; fees totaling $153,000,
$254,000 and $191,000 were paid in 1999, 1998 and 1997,
respectively, to a servicing carrier rather than process these policies and take a risk of further loss.

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

   Motor Club and Preserver are restricted by the insurance laws of New Jersey as to the amount of dividends they may pay to the Registrant without prior approval of the Commissioner of Banking and Insurance. To the extent that statutorily defined surplus is available, the maximum dividend that may be paid by either Motor Club or Preserver during any year without prior regulatory approval is limited to the greater of 10% of that Company's statutory surplus as of the prior December 31, or adjusted net income of that Company, for the preceding year. Applying current regulatory restrictions as of December 31, 1999, approximately $1.2 and $1.3 million in dividends would be available for distribution by Motor Club and Preserver, respectively, to the Registrant without prior regulatory approval during 2000. During 1999 and 1998, Motor Club paid $250,000 and $1,000,000 in dividends to the Registrant, respectively. No dividends were paid in 1997.

   North East is restricted by the insurance laws of Maine as to the amount of dividends it may pay to the Registrant without prior approval of the Maine Superintendent of Insurance. To the extent that statutorily defined surplus is available, the maximum dividend that may be paid by North East without prior regulatory approval is limited to the greater of 10% of the Company's statutory surplus as of the prior December 31 or net investment income. Based on the current accumulated statutory unassigned deficit, North East is prohibited from paying dividends.

   American Colonial is restricted by the insurance laws of New York as to the amount of dividends it may pay North East without prior approval of the Insurance Commissioner of the State of New York.
To the extent that statutorily defined surplus is available, the maximum dividend that may be paid by American Colonial without prior regulatory approval is limited to 100% of net investment income. Applying current regulatory restrictions as of December
31, 1999, approximately $453,000 in dividends would be available for distribution by American Colonial. During 1999, American Colonial paid $499,031 in dividends to North East. No dividends were paid in 1998 or 1997.

National Association of Insurance Commissioners ("NAIC")
--------------------------------------------------------

   The Insurance Companies are subject to the general statutory accounting practices and reporting formats established by the NAIC as well as accounting practices prescribed or permitted by the respective Departments of Insurance in the states in which they are domiciled. The NAIC has codified SAP to afford preparers and users of statutory basis financial statements a more uniform application of SAP by insurers in differing states of domicile. It is not known whether regulatory authorities in the State of New York will recognize SAP as codified by the NAIC as the approved basis of financial statement preparation for insurers domiciled in that State. The States of Maine and New Jersey have adopted codification of SAP. The Registrant has not yet determined the impact of codification of SAP on the Insurance Companies statutory financial statements.

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

   NAIC model rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial Regulations Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation reflects an eventual nationwide regulatory network of accredited states. The States of New Jersey, New York and Maine are accredited by the NAIC.

   The NAIC has adopted Risk-Based Capital ("RBC") requirements for property/casualty insurance companies, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, credit risk, loss reserve adequacy and other business factors. The RBC formula is used by State insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized.
Regulatory compliance is determined by a ratio of the insurer's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Insurers below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of the Insurance Companies are in excess of that required, therefore requiring no action.

New Jersey Private Passenger Automobile
---------------------------------------

   The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, despite New Jersey having among the highest average premium rates in the United States. New Jersey insurance law presently requires insurers to write all eligible PPA coverage presented to them from drivers with eight points or less on their driving record. This is commonly referred to as "take-all-comers".

   The NJ DOBI may grant an insurer relief, by written notification, from writing new PPA business pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the year ended December 31, 1999 is 2.90 to 1.

   In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all PPA insurance rates until March 1998, but still has not yet promulgated the regulations required for insurers to file for an expedited rate increase; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the rating system which assessed surcharges to insureds' policies for specific driving violations and accidents with a broader-based tiered rating system. Motor Club's tier rating system was approved by the NJ DOBI and was implemented on all PPA policies with effective dates on and after November 1, 1998.

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

   Implementation of most of the provisions of the 1998 legislation (with one exception) commenced with new policies issued on March 22, 1999. The only exception is the redefinition of the territories and removal of the territorial rating caps, which was scheduled to be implemented in 2000. The Registrant believes that the legislation ultimately will have only a modest net negative effect on Motor Club's PPA operations and profitability, because the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings in the legislation. However, in 1999, the Registrant did experience a more adverse negative effect which is discussed in greater detail in Item 7 - Management's Discussion and Analysis.

   Consistent with New Jersey's regulatory and legislative history, the enacted and proposed legislation, current rate freeze and ongoing volatility could adversely affect the Registrant's long-term profitability in the PPA line of business.

   The State of New Jersey also maintains an excess profits law which provides that PPA insurers whose profits exceed a statutorily computed maximum over a three year period will be required to pay such excess to its policyholders. Motor Club has never reported any excess profits under this law and the Registrant believes that in 2000 none will be reported.
   The Insurance Companies were subject to certain assessments in the State of New Jersey, the most substantial of which had been the FAIR Act surtaxes and assessments commencing in 1990; the surtaxes expired after 1992 and the assessments expired after 1997. FAIR Act assessments totaled $971,000 in 1997.
Year 2000

   The computer systems of the Registrant and its subsidiaries successfully made the transition to the Year 2000. The Registrant's internal operating systems (hardware and software), infrastructure elements, communications systems, and personal computer hardware and software continued to function properly in the Year 2000. No external vendor or business partner experienced century change disruptions that materially affected the Registrant or its subsidiaries. The Registrant did not experience any business interruptions related to the Year 2000. The Company's total cost of testing, contingency planning and administrative support, including cost of personnel involved, cost to construct the technical test environment and cost of consulting resources was less than $250,000. All Year 2000 related costs have been expensed as incurred. The related costs incurred in 2000 are not expected to be material.

Employees
---------

   At December 31, 1999, the Motor Club of America Group had approximately 132 employees.

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

   North East leases its home office located in Scarborough, Maine. The lease expires on December 31, 2000 and North East pays annual rent of $145,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   No matter was submitted to a vote of security holders in the fourth quarter of 1999.

Item Pursuant to Instruction 3 to Paragraph (b) of Item 401 of
--------------------------------------------------------------
Regulation S-K. Executive Officers of the Registrant.
----------------------------------------------------

   At December 31, 1999, the executive officers of the Registrant and their offices with the Registrant and principal occupations were as follows:

                                                                Years in
                                                             Which Officer
                                                               Has Served
                                 Office and Principal             as
     Name               Age           Occupation                 Such(3)
--------------------   -----    ----------------------       ---------------
Archer McWhorter (1)     78     Chairman of the Board of
                                Directors and Director of
                                the Registrant and Companies
                                in the Motor Club of America
                                Group                          1986-1999

Stephen A. Gilbert (2)   60     President, Chief Executive
                                Officer, General Counsel and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Chairman of the
                                Board, Chief Executive Officer
                                and Director of North East
                                Insurance Company              1975-1999

Patrick J. Haveron (2)   38     Executive Vice President, Chief
                                Executive Officer, Chief
                                Financial Officer and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Treasurer of
                                Motor Club of America Insurance
                                Company and Preserver Insurance
                                Company                        1988-1999

Peter K. Barbano         49     Vice President, Secretary
                                and Associate General Counsel  1993-1999

Myron Rogow              56     Vice President                 1987-1999

G. Bruce Patterson       55     Vice President                 1989-1999

Charles J. Pelosi        54     Vice President                 1983-1999

Norma Rodriguez          50     Treasurer                      1984-1999


(1) Chairman of the Board of Directors of Companies in the Motor Club of America Group; from 1995 to March 1997, Director of National Car Rental Systems, Inc. and affiliated corporations, a car rental enterprise ("NCR"); from 1995 to February 1997, one-third owner of Santa Ana Holdings, Inc., which exchanged its 90% stock interest in NCR for stock in Republic Industries, Inc.; from February 1997 to February 1998, consultant to NCR; President (to January 1996) of Acceptance Inc., a finance company.

(2)       Member of Finance Committee.

(3) Includes years during any portion of which the officer served as such. All terms of office are until the date of the 2000 Annual Meetings of Stockholders and Directors.

   Except for Archer McWhorter, each of the officers devoted substantially all of their business time to the affairs of the Registrant or one or more other companies in the Motor Club of America Group.

                              PART II
                              -------

Item 5.  Market for the Registrant's Common Equity and Related
---------------------------------------------------------------
Stockholder Matters
-------------------

   The Registrant's Common Stock trades on the NASDAQ Stock Market under the symbol MOTR. The following are the high and the low selling prices for each quarter of 1998 and 1999, as reported by the NASDAQ:

          1998
          Quarter                               High     Low
          -------                               ----     ----
          I    ..............................   17 1/2   13 5/8
          II   ..............................   17 5/8   15
          III  ..............................   15 3/4   10
          IV   ..............................   15 1/4   11 1/2

          1999
          Quarter                               High     Low
          -------                               ----     ---
          I    ..............................   14 7/8   13
          II   ..............................   14       12
          III  ..............................   13 1/2   10
          IV   ..............................   10 7/8    7 1/2

   There were approximately 460 holders of record of the Common
Stock of the Registrant as of December 31, 1999. The Registrant paid no dividends in 1998 and 1999.


Item 6.  Selected Financial Data

                                             Years ended December 31,
                                1999*      1998        1997       1996   1995
                                -----------------------------------------------
                                   (in thousands, except as to per share data)
Operating Results:
Revenues from operations     $   55,951  $ 53,347   $ 51,102   $46,525  $36,703
Realized gains on sale
 of investments                      36        28        -           5       57
Realized gain on sale of
 subsidiary                         -         -          -         702      -
Net investment income             5,081     4,305      3,595     3,087    2,764
                             ----------  --------   --------   -------  -------
Total revenues               $   61,068  $ 57,680   $ 54,697   $50,319  $39,524
                             ----------  --------   --------   -------  -------
Income before
  federal income taxes       $      102  $  5,719   $  4,630   $ 3,297  $ 2,455
                             ----------  --------   --------   -------  -------
Net income                   $    1,277  $  4,256   $  3,483   $ 5,330  $ 2,417
                             ==========  =======    ========   =======  =======
Financial Condition:
Total assets                 $  157,238  $131,013   $101,347   $95,533  $81,959
Convertible subordinated
 debentures                      10,000       -          -         -        -
Shareholders' equity         $   27,559  $ 27,824   $ 23,001   $18,786  $14,081
Per Common Share:
Net income - Basic           $      .60  $   2.02   $   1.68   $  2.61  $  1.18
Net income - Diluted         $      .60  $   2.01   $   1.66   $  2.56  $  1.17
Book Value                   $    12.97  $  13.15   $  10.98   $  9.17  $  6.89

Weighted average number of
  shares outstanding:
  Basic                       2,117,912 2,108,722 2,074,473 2,045,590 2,043,197
  Diluted                     2,121,697 2,121,366 2,102,395 2,081,080 2,061,791

Significant Insurance Indicators:
Net premiums written           $54,508   $ 64,303   $51,680   $47,337   $38,073

Loss and loss expense ratio       72.8%      68.6%     65.1%     64.5%    58.7%
Expense ratio                     36.4%      29.1%     33.3%     37.9%    43.9%
                                 -----       ----      ----     -----    -----
Combined ratio                   109.2%      97.7%     98.4%    102.4%   102.6%
                                 =====       ====      ====     =====    =====

* Includes North East's balance sheet as of December 31, 1999 and results of operations for the three months ended December 31, 1999.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

OVERVIEW OF BUSINESS OPERATIONS
-------------------------------

   The Registrant and a group of affiliated corporations provide property and casualty insurance related services.

   The Registrant has four subsidiaries which write property and casualty insurance. Motor Club writes PPA business in the State of New Jersey. Preserver writes small commercial, homeowners and ancillary coverages in that State.

   The Registrant is pursuing a strategy to: (1) increase its identification as a provider of small commercial lines insurance and has continued to expand its product line in support of this objective; and (2) expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies which present opportunities to write these product lines in different geographic areas. The Registrant expects to continue to follow this strategy.

   On September 24, 1999, the Registrant acquired North East and its subsidiaries for $10,483,000, principally in cash. North East writes private passenger and commercial automobile as well as small commercial and ancillary coverages in the State of Maine. American Colonial, a wholly-owned subsidiary of North East, has not written any insurance coverage since March 1990.

   On March 1, 2000, the Registrant completed the acquisition of Mountain Valley Indemnity Company ("Mountain Valley") from Unitrin, Inc. for $7.5 million in cash. Mountain Valley was incorporated in 1995 in the State of New Hampshire and writes small and mid-sized commercial coverages in New York and all of the New England states except Connecticut. The Registrant believes that these acquisitions fully establish it as a regional commercial lines company in New England and the Mid-Atlantic regions.

   The Registrant anticipates continuing its emphasis of the small commercial and ancillary coverages written by Preserver in the State of New Jersey and through newly acquired American Colonial in New York and Mountain Valley in the States of New York, Massachusetts, New Hampshire, Vermont, Rhode Island and Maine. North East is expected to increase its emphasis of small commercial coverages as well. Motor Club and North East write PPA business in the States of New Jersey and Maine, respectively. PPA business is expected to increase.

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

Results of Operations
---------------------
1999 COMPARED TO 1998

   On September 24, 1999 the Registrant acquired North East. Accordingly, the consolidated results of operations include, using the purchase method of accounting, the results of operation of North East for the three months ended December 31, 1999. The table below details the North East results from September 24 through December 31, 1999:

Insurance premiums                             $4,184,755
Net investment income                             246,204
Realized gains on sales of investments (net)       31,382
                                               ----------
Total revenues                                  4,462,341
                                               ----------
Losses and loss expenses incurred               2,373,245
Amortization of deferred policy
  acquisition costs                               981,149
Other operating expenses                          857,655
                                               ----------
Total losses and expenses                       4,212,049
                                               ----------
Income before federal income taxes                250,292
Provision for federal income taxes                 79,371
                                               ----------
Net income                                     $  170,921
                                               ==========

   In addition, the Registrant incurred $800,000 in expenses related to the acquisition of North East. For purposes of this discussion, the North East results and non-recurring merger expenses are excluded in order to afford comparability.

   Excluding these items, net income decreased $2,621,779 to $1,634,012 in 1999 from the $4,255,791 reported in 1998. The decrease was the result of significantly higher New Jersey PPA losses occurring in 1999, specifically PIP (No Fault) first party claims. The provision for current year claims was $2,301,000 higher in 1999 than 1998. The Company believes that this development is attributable to the 1999 implementation of the New Jersey Automobile Cost Reduction Act ("AICRA"), which was designed to reduce both premium and losses in that line of business in that State.

   The Registrant's net income was also reduced by $511,000 of losses and expenses incurred as a result of Hurricane Floyd which struck New Jersey in September 1999 and $217,000 in losses from severe storms which struck New Jersey in September 1998.

   Insurance premiums declined by $1,553,000 or 3% in 1999 as compared to 1998, due principally to the rate rollback provisions of AICRA which were implemented commencing in 1999. These amounts were offset by increases in Preserver insurance premiums, particularly those generated by its commercial lines business. The following table details the annual changes in the 1999 Insurance Premiums and underlying in force policy counts as compared to 1998:

                                                    Change in
                           Change in            Policy      Change
Class of Business     Net Premium   Percent    Count     in Percent
-----------------     ---------------------    --------------------
Private Passenger
 Automobile          ($2,069,000)     (5%)         14          0%
Commercial Lines         537,000       7%         404          7%
Personal Property        (21,000)      0%        (268)        (2%)
                     -----------      --         ----         --
     Total           ($1,553,000)     (3%)        150          0%
                     ===========      ===        ====         ==

   As the table identifies, the decrease in PPA business written by Motor Club was attributable to the rate rollback and not a significant change in the number of policies inforce at December 31, 1999 as compared to 1998. The increase in Commercial Lines insurance premiums is reflective of the increased number of policies that Preserver wrote during 1999. Personal Property insurance premiums written by Preserver reflect modest amounts of new business written offset by a slightly higher attrition rate on existing policies in 1999 as compared to 1998.

   Net investment income increased $530,000 or 12% resulting from an increase in invested assets. Average assets (at amortized cost) were $73,420,000 during 1999 compared to $68,374,000 during 1998.
The average rate of return on invested assets increased to 6.6% in 1999 from 6.3% in 1998.

   Losses and loss expenses increased by $1,778,217 or 5%, which produced the following loss and loss expense ratios:

             1999     1998
             -----    -----
Motor Club   76.8%     71.6%
Preserver    66.7%     59.6%
             ----      ----
             74.1%     68.6%
             ====      ====

   As noted, the increase in the Motor Club loss ratio was largely driven by significantly higher PIP (No Fault) first party medical claims occurring in 1999 ("Accident Year 1999"). The provision for Accident Year 1999 PPA claims was $1,723,000 higher in 1999 as compared to 1998, accounting for 75% of the consolidated increase. These losses did not increase until after the rate rollback and other provisions of AICRA were implemented. The Registrant believes that claimants filing more severe claims on an accelerated basis than historical patterns dictated caused this increase. The Registrant further believes that this acceleration was caused by the implementation of regulations tightening the fee schedule, allowing pre-certification methodologies and permitting a revised arbitration system, all of which should serve to ultimately reduce PIP claim costs.

   While this acceleration increased the level of reported losses incurred by Motor Club in 1999, the Registrant reserved for its projected ultimate losses for Accident Year 1999 in this coverage, generally using historical loss development patterns which indicate longer development patterns than those which may occur in Accident Year 1999. Therefore the Registrant increased the amount of incurred but not reported reserves for this coverage by $317,000 or 19% in 1999 as compared to 1998.

   The Registrant does not believe that the Motor Club Accident Year 1999 loss experience is indicative of longer-term trends in PPA.
The Registrant expects to closely monitor loss development patterns in 2000 and beyond to ensure that the level of reserves carried for PPA is adequate and appropriate as dictated by actual loss development.

   In addition, elements of AICRA and other statutory amendments have yet to be implemented, and as such, may still have an impact on Motor Club's operations. The New Jersey PPA market continues to be subject to volatility, and consistent with the Registrant's long-stated goal to increase its identification as a provider of small commercial lines insurance and expand and diversify its operations outside the State of New Jersey, the Registrant is reviewing strategies to improve the profitability of its PPA business and to otherwise add more value to its shareholders.

   The net loss ratio for Preserver in 1998 was historically low; therefore the increase in Preserver's net loss ratio in 1999 as compared to 1998 was partially caused by the net loss ratios returning to more representative experience. However, Preserver's direct loss ratio actually declined in 1999 as compared to 1998, as the table below shows:

                      1999    1998
                      ----    ----
Direct Loss Ratio     56.7%    69.2%
Ceded Loss Ratio      16.7%   117.2%
                      ----    -----
Net Loss Ratio        66.7%   59.6%
                      ====    ====

   With Preserver's reinsurance rates essentially unchanged during 1999 as compared to 1998, the remainder of the increase in the net loss ratio was attributable to an increased number of severe losses that did not have any reinsurance recoveries, as compared to 1998. Given the relatively small size of the Preserver book of business, a limited number of severe losses can adversely affect Preserver's net loss ratio results, depending on whether these losses were severe enough to generate a reinsurance recovery. There were no trends or indications in 1999 that Preserver's reinsurance programs were ineffective or that loss experience was adverse.

   The increase in amortization of deferred policy acquisition costs relates to the amortization of expenses associated with the Policy Term Conversion which began in 1998 and was completed in 1999.

   The 30% increase in other operating expenses is primarily due to the write off of uncollectible premium balances, which should be non-recurring. Expenses for 1999 also include $800,000 of general merger and acquisition expense and $448,000 of interest expense.

   The Registrant continues to place emphasis on reducing overhead expenses relative to premium volume. Though the expense ratio increased to 34.3% in 1999 from 29.1% in 1998, the increase is primarily related to nonrecurring events. The Policy Term Conversion, completed in 1999, will provide greater consistency in the amount of expense amortized related to acquisition expenses in 2000. Expenses associated with merger and acquisition efforts, by definition are included in the expense ratio, and are part of the Registrant's ongoing efforts to expand and diversify its operations beyond the State of New Jersey.

   The Registrant's book value decreased to $12.97 per share at December 31, 1999 from $13.15 per share at December 31, 1998.

   The principal sources of the net decrease were: (1) net income of $1,277,000 or $.60 per share described previously; (2) an increase of $1,420,500 or $.67 per share due to the decrease of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant as a result of asset gains and higher interest rates; offset by (3) a decrease of $2,894,600 or $1.36 per share due to the decrease (net of applicable deferred taxes) in the fair value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities").

   As a company with insurance subsidiaries that invests substantial sums in fixed income securities, the Registrant is accustomed to fluctuations in the value of its fixed income investments. As noted, it has also identified one hundred percent of those investments as available for sale pursuant to SFAS 115.
Accordingly, changes in the value of those investments are recorded as other comprehensive income. Because the Registrant and the Insurance Companies' investment portfolios are composed completely of securities which are generally highly liquid (i.e., U.S. government securities and investment grade corporate bonds), and that no default notices have been received on any of those securities, there are no grounds to believe that the unrealized losses incurred in 1999 are other than temporary. In addition, the combination of the duration of the portfolio being sufficiently short (approximately 3.60 years at December 31, 1999), combined with the highly liquid nature of those securities and the Registrant's proclivity to hold those bonds to maturity (although they are classified as available to sale), the par value of those bonds should be fully realized at maturity, resulting in those unrealized losses being temporary.

   In addition, the Registrant generally believes that the longer-term trend for future movements in interest rates is toward lower interest rates, which would positively effect the value of fixed income investments and reduce those unrealized losses and possibly convert those losses to unrealized gains, which were experienced as recently as twelve to eighteen months ago. The Registrant believes the combination of economic circumstances, which should result in slower overall economic growth, modest inflation and real long-term interest rates that remain historically high, all combines to result in lower longer-term interest rate trends. The Registrant therefore would expect the unrealized losses experienced in 1999 to be temporary.

   Book value was also reduced by the dilutive effects ($.09 per share) of the issuance of 7,958 shares of common stock upon the acquisition of North East.

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

       Insurance premiums increased by $2,298,000 or 5% during the year, due primarily to commercial lines premiums written by Preserver and savings on reinsurance programs. The following table details the annual increases in the 1998 Insurance Premiums and underlying in force policy counts as compared to 1997:

                                Increase in           Change in
                                  Net               Policy
  Class of Business           Premium    Percent    Count   Percent
  -----------------          -------------------    ---------------
  Private Passenger
    Automobile               $  659,000     2%      (36)     0%
  Commercial Lines              951,000    14%      476      9%
  Personal Property             688,000    14%      140      1%
                             ----------    --       ---     --
       Total                 $2,298,000     5%      580      1%
                             ==========    ==       ===     ==

       The Registrant continued to write new amounts of personal lines business, both PPA by Motor Club and Homeowners by Preserver. However, the growth in those respective lines of business was at a slower rate than the Commercial Lines business written by Preserver.

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

       Losses and loss expenses incurred increased by $3,338,000 or 10%, which produced the following loss and loss expense ratios:

                     1998        1997
                     ----        ----
Motor Club           71.6%       66.8%
Preserver            59.6%       59.7%
                     ----        ----
   Total             68.6%       65.1%
                     ====        ====

       Despite the higher loss and loss expense ratio on a comparative basis, no significant adverse trends were experienced or identified during 1998.

       The increase in Motor Club's PPA loss and loss expense ratio was largely due to the new business written by Motor Club since
January 1995 which constituted 53% of Motor Club's total PPA business as of December 31, 1998.

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

       More than half of the $1,787,000 or 12% decrease in acquisition costs was attributable to the 1998 elimination of the FAIR Act assessments previously paid, which totaled $971,000 in 1997. The remainder of the decrease was attributable to the temporary effects of the Policy Term Conversion, which has resulted in additional expenses being deferred to reflect the increase in unearned premiums through December 31, 1998. This circumstance was temporary as noted, and the amount of expense amortized in 1999 related to acquisition expenses was expected to rise in conjunction with the completion of the Policy Term Conversion.

       The $343,000 or 20% increase in other operating expenses was due to increased expenditures related to the Registrant's merger and acquisition efforts along with expenditures to comply with the PPA reforms being implemented in New Jersey.

       This decrease in net expenses is the realization of the Registrant's previously stated strategy to increase its revenue while decreasing its overhead expenditures and resulted in a decrease in the expense ratio to 29.1% in 1998 as compared to 31.4% in 1997 (as adjusted for the FAIR Act assessments described above).

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

       However, during 1999, the aforementioned completion of the Policy Term Conversion, in conjunction with the rate rollback required under the 1998 PPA reforms, increased the Registrant's expense ratio. Although the Registrant continues to anticipate that the net impact of these reforms will be a modest net negative, the impact of these reforms on premiums, losses, expenses or related financial ratios cannot be completely quantified.

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

       These increases in book value were offset by the dilutive effects ($.09 per share) of the issuance of 22,000 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans. See Note P of the Notes for additional information regarding the Registrant's stock option plans.

       The increase in the minimum pension liability was the result of a decrease in the discount rate used to compute Plan liabilities to 6.75% at December 31, 1998, from 7.25% at December 31, 1997, offset by the performance of the Plan assets in excess of the expected return on these assets. See Note L of the Notes for additional information regarding the Registrant's minimum pension liability.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Insurance Companies' need for liquidity arises primarily from the obligation to pay claims. The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.

       Except as noted in Motor Club's PPA business, reserving assumptions and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity. Unpaid losses are not discounted.

OPERATING AND INVESTING ACTIVITIES

       Net cash provided by operating activities was $910,000, $10,547,000 and $10,389,000 in 1999, 1998 and 1997, respectively.
The lower amount for 1999 is attributable to the reduction in insurance premiums in 1999 as a result of the New Jersey PPA rate rollback and increased payment of PIP losses for the 1999 Accident Year.

       Net cash utilized in investing activities was $10,313,000, $11,054,000 and $13,886,000 in 1999, 1998 and 1997, respectively.
The amounts used in 1999 reflect the investment of cash provided by operating and finance activities. The amounts used in 1998 and 1997 reflect the investment of cash provided by operating activities.

       Aside from the changes in operating expenditures noted previously, particularly the expenditures associated with the acquisition of North East, no unusual or nonrecurring operating expenditures have been incurred over this period.

       The payout ratio of losses, other than PIP, has not fluctuated substantially over this period. Cash flow from operations is expected to increase as the Registrant increases its revenue through additional premium writings, specifically commercial lines and PPA, and continues to reduce its expenses and expense ratio.
This will be offset somewhat by the development and payment of losses on the new PPA which Motor Club is writing.

FINANCING ACTIVITIES

       The Registrant paid no dividend on its common stock in 1999, 1998 and 1997.

       In connection with its acquisition of North East, on September 23, 1999, the Registrant issued $10 million of Convertible Subordinated Debentures ("Debentures"), in one series, under a plan previously approved by its shareholders. For more information on the Debentures, please refer to Note H in the Notes to Consolidated Financial Statements.

       On December 27, 1999, the Registrant repaid the $3 million borrowed from Dresdner Bank, AG ("Dresdner") in September 1998. As of September 30, 1999, the Registrant had been in violation with one covenant and one term of its Loan Agreement with Dresdner. The Registrant had received a waiver of both conditions from Dresdner and the parties mutually agreed to have the loan repaid and the facility closed.

       In connection with its acquisition of Mountain Valley, on February 29, 2000 the Registrant borrowed $11.5 million ("Debt") from its three Executive Committee members, who presently own 42% of the Registrant's outstanding shares. For more information on the Debt, please refer to Note T in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                                  PART III
                                  --------
     Items 10, 11, 12 and 13 are omitted from this Report on Form 10-K; the Registrant shall file a definitive proxy statement pursuant to Regulation 14A not later than May 1, 2000, which is 120 days after the close of the fiscal year of the Registrant.

                                   PART IV
                                   ------
Item 14.  Exhibits, Financial Statements Schedules and Reports on
-----------------------------------------------------------------
Form 8-K
--------
(a)    (1)     The following financial statements are included in Part
               II, Item 8:

                                                Page (s)
                                                --------
Report of Independent Accountants
Consolidated Balance Sheets at December 31,
   1999 and 1998
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Shareholders'
  Equity for the years ended December 31,
  1999, 1998 and 1997
Consolidated Statements of Cash Flows
 for the years ended December 31, 1999,
 1998 and 1997
Notes to Consolidated Financial Statements

       (2) The following financial statement schedules for the years 1999, 1998 and 1997 (pursuant Rule 5-04 of
               Regulation S-X) are presented herewith:

Schedule I -  Summary of Investments- Other than
               Investments in Related Parties*
Schedule II - Condensed Financial Information
               of Registrant
Schedule IV - Reinsurance*
Schedule V -  Valuation and Qualifying
               Accounts and Reserves
Schedule VI - Supplemental Information
              Concerning Property/Casualty
              Insurance Operations*

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

 3-c        By-law Amendment of Motor           Exhibit 3-m to Motor
            Club of America, effective          Club of America's
            August 3, 1994                      Form 8-K dated
                                                July 21, 1994

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

10-c        Motor Club of America 1992          Exhibit A to Motor
            Stock Option Plan                   Club of America's
                                                Proxy Statement for
                                                fiscal year ended
                                                December 31, 1991

10-d        Motor Club of America 1999          Exhibit A to Motor
            Stock Option Plan                   Club of America's
                                                Proxy Statement for
                                                the fiscal year ended
                                                December 31, 1998

10-e        Specimen copy Motor Club of         Exhibit 10-r to
            America 1992 Stock Option           Motor Club of
            Plan Agreement                      America's Annual
                                                Report on Form 10-K
                                                for fiscal year
                                                ended December 31, 1992

10-f        Settlement Agreement between        Exhibit 99 to Motor
            Motor Club of America et als.       Club of America's
            and Receiver of MCA Insurance       Form 8-K dated
            Company in Liquidation et als.      December 20, 1994
            and related documents

10-g        Order dated December 30, 1994       Exhibit 99-C to Motor
            Approving Settlement between        Club of America's
            Motor Club of America et als and    Form 8-K dated
            Receiver of MCA Insurance           December 30, 1994
            Company in Liquidation et als
            and related conformed documents

10-h       Stock Purchase Agreement             Exhibit 99-F to Motor
           between Motor Club of America        Club of America's
           and JVL Holding Properties, Inc      Form 8-K dated
                                                December 2, 1996

10-i        Agreement dated December 2, 1996    Exhibit 99-G to Motor
            between Motor Club of America       Club of America's
            and Motor Club of America           Form 8-K dated
            Enterprises, Inc                    December 2, 1996

10-j        $3 Million Senior Unsecured         Exhibit 10-i to Motor
            Revolving Credit Facility between   Club of America's Annual
            Motor Club of America and Dresdner  Report on Form 10-K
            Bank, AG and related documents      for fiscal year ended
                                                December 31, 1998

10-k        Purchase Agreement dated as of      Exhibit 10.1 to Motor
            December 16, 1999 between Valley    Club of America's Form
            Insurance Company and Motor Club    8-K dated December 16,
            of America                          1999

10-l        Specimen copy of Form of            Exhibit 1 to Form 13D of
            Convertible Subordinated            Archer McWhorter dated
            Debentures                          September 23, 1999

10-m        Specimen copy of Promissory Note    Page

22          Subsidiaries of Motor Club of
            America                             Page

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MOTOR CLUB OF AMERICA
                                                    (Registrant)




Dated:  March 29, 2000                       By  s/Stephen A. Gilbert
                                             Stephen A. Gilbert
                                             President, Chief Executive
                                             Officer, General Counsel
                                             and Director

Dated:  March 29, 2000                       By  s/Patrick J. Haveron
                                             Patrick J. Haveron
                                             Executive Vice President,
                                             Chief Executive Officer, Chief
                                             Financial Officer and Chief
                                             Accounting Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 29, 2000                       By  s/Archer McWhorter
                                             Archer McWhorter
                                             Chairman of the Board
                                             and Director


Dated:  March 29, 2000                       By  s/Alvin E. Swanner
                                             Alvin E. Swanner
                                             Director


Dated:  March 29, 2000                       By  s/William E. Lobeck,Jr.
                                             William E. Lobeck, Jr.
                                             Director



                      MOTOR CLUB OF AMERICA

       Exhibit (22) Subsidiaries of the Registrant.

       The following are the subsidiaries of the Registrant as of
March 24, 2000:
                                                                   State of
               Name                                              Organization

       Motor Club of America Insurance Company                     New Jersey

       Preserver Insurance Company                                 New Jersey

       North East Insurance Company                                Maine

       American Colonial Insurance Company                         New York

       Mountain Valley Insurance Company                           New Hampshire































                             REPORT OF INDEPENDENT ACCOUNTANTS

                                     ____________


To the Board of Directors of
Motor Club of America:


       In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 59 present fairly, in all material respects, the financial position of Motor Club of America and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 59 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



New York, New York
March 14, 2000.



                      MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    __________


                                                  December 31,
                                             1999            1998
        ASSETS
Investments:
 Fixed maturity securities, available-
   for-sale, at fair value (amortized
   cost $80,854,764 -1999 and
   $67,676,411 -1998)                      $ 78,242,322    $ 69,594,904
 Equity securities, at fair value
   (cost $43,346 -1999)                          57,053         -
 Mortgage loans on real estate - at the
   unpaid principal amount                      153,616         361,038
 Short-term investments, at fair value
   which approximates cost                    8,528,858       5,995,299
          Total investments                  86,981,849      75,951,241
Cash and cash equivalents                       443,733       2,773,427
Premiums receivable                          27,132,246      20,401,069
Reinsurance recoverable on paid
 and unpaid losses and loss expenses         21,163,574      19,234,277
Notes and accounts receivable                   212,598         125,444
Deferred policy acquisition costs            10,560,763       8,708,329
Fixed assets - at cost, less accumulated
  depreciation                                1,858,621       1,671,902
Federal income tax recoverable                   54,026          26,724
Prepaid reinsurance premiums                  1,485,450       1,015,581
Deferred tax asset                            4,128,766         -
Goodwill, less accumulated amortization       1,745,848         -
Other assets                                  1,470,744       1,104,782
          Total Assets                     $157,238,218    $131,012,776

        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses                   $ 70,983,383    $ 58,335,143
Unearned premiums                            38,698,028      30,733,144
Commissions payable                           2,802,516       2,835,408
Accounts payable                              1,397,263         875,327
Accrued expenses                              3,112,157       4,763,950
Drafts outstanding                            2,685,423       1,688,835
Note payable                                    -             3,000,000
Convertible subordinated debentures          10,000,000         -
Deferred tax liability                         -                957,440
    Total liabilities                       129,678,770     103,189,247

Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued and outstanding shares 2,124,387
 - 1999 and 2,116,429 - 1998                  1,062,194       1,058,215
Paid in additional capital                    2,066,089       1,996,954
Accumulated other comprehensive loss         (5,036,515)     (3,422,387)
Retained earnings                            29,467,680      28,190,747
    Total Shareholders' Equity               27,559,448      27,823,529
    Total Liabilities and
      Shareholders' Equity                 $157,238,218    $131,012,776


                       The accompanying notes are an integral part of
                          these consolidated financial statements.

                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             __________

                                      For the years ended December 31,
                                      1999           1998          1997

  REVENUES

Insurance premiums (net of premiums
 ceded totaling $8,358,946,
 $6,776,174 and $7,151,207)       $55,807,330    $53,175,663   $50,877,890
Net investment income               5,080,939      4,304,507     3,594,509
Realized gains on
 sales of investments (net)            36,040         28,545         -
Other revenues                        143,410        171,171       224,271
     Total revenues                61,067,719     57,679,886    54,696,670


  LOSSES AND EXPENSES

Losses and loss expenses
  incurred (net of reinsurance
  recoveries totaling $1,544,026,
  $4,736,671 and $3,650,474)       40,631,053     36,479,591    33,141,691
Amortization of deferred
  policy acquisition costs         14,305,501     13,375,221    15,162,320
Other operating expenses            4,780,902      2,105,668     1,762,192
Merger-related expenses               800,000        -             -
Interest expense                      448,117        -             -
     Total losses and expenses     60,965,573     51,960,480    50,066,203
Income before Federal income
  taxes                               102,146      5,719,406     4,630,467
Benefit (provision) for Federal
  income taxes: current                21,865       (193,121)      (37,573)
                deferred            1,152,922     (1,270,494)   (1,110,192)
Total Federal income tax            1,174,787     (1,463,615)   (1,147,765)

Net income                        $ 1,276,933   $  4,255,791   $ 3,482,702

Net Income per common share:
Basic                                   $ .60          $2.02         $1.68
Diluted                                 $ .60          $2.01         $1.66

Weighted average common and potential common shares outstanding:

Basic                               2,117,912      2,108,722     2,074,473
Diluted                             2,121,697      2,121,366     2,102,395

                           The accompanying notes are an integral part of
                              these consolidated financial statements.



                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              ________

                                    Common Stock (a)          Paid-In
                                      Shares                 Additional
                                    Issued        Amount      Capital

   Balance at December 31, 1996    2,047,504   $1,023,752    $1,730,508
Net income
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment
Minimum pension liability
  adjustment
Comprehensive income
Common stock issued                   46,925       23,463       219,696
   Balance at December 31, 1997    2,094,429    1,047,215     1,950,204

Net income
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment
Minimum pension liability
  adjustment
Comprehensive income
Common stock issued                   22,000       11,000        46,750
   Balance at December 31, 1998    2,116,429    1,058,215     1,996,954

Net income
Other comprehensive income, net
 of tax:
Unrealized investment losses, net
  of reclassification adjustment
Minimum pension liability
  adjustment
Comprehensive loss
Common stock issued                    7,958        3,979        69,135
   Balance at December 31, 1999    2,124,387   $1,062,194    $2,066,089

                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               _______

                                      Accumulated Other
                                      Comprehensive     Retained
                                       Income (Loss)(b)   Earnings      Total

   Balance at December 31, 1996        ($4,420,863)     $20,452,254  $18,785,651
Net income                                                3,482,702    3,482,702
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment           327,721                       327,721
Minimum pension liability
  adjustment                               161,800                       161,800
Comprehensive income                                                   3,972,223
Common stock issued                                                      243,159
   Balance at December 31, 1997         (3,931,342)      23,934,956   23,001,033

Net income                                                4,255,791    4,255,791
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment           668,355                       668,355
Minimum pension liability
  adjustment                              (159,400)                     (159,400)
Comprehensive income                                                   4,764,746
Common stock issued                                                       57,750
   Balance at December 31, 1998         (3,422,387)      28,190,747   27,823,529

Net income                                                1,276,933    1,276,933
Other comprehensive income, net
 of tax:
Unrealized investment losses, net
  of reclassification adjustment       (3,034,628)                    (3,034,628)
Minimum pension liability
  adjustment                            1,420,500                      1,420,500
Comprehensive loss                                                      (337,195)
Common stock issued                                                       73,114
  Balance at December 31, 1999        ($5,036,515)      $29,467,680  $27,559,448

(a)    Par value $.50 per share; authorized - 10,000,000 shares.
(b)    Net of deferred taxes.

The accompanying notes are an integral part of these consolidated financial statements.


                 MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the years ended December 31,
                                             1999           1998          1997
  Net income                           $ 1,276,933    $ 4,255,791   $ 3,482,702

  Adjustments to reconcile net income
    to cash provided by
    operating activities:
    Depreciation expense                    639,119        527,644       461,845
    Amortization of bond
      premium - net                          50,354         35,375       103,308
    Amortization of goodwill                 21,156         -             -
    Gain on sale of investments             (36,040)       (28,545)       -
    Deferred tax provision (benefit)     (1,155,409)     1,270,494     1,110,192

  Changes in:
    Premiums receivable                     575,790    (12,591,502)       (7,984)
    Notes and accounts receivable           (87,154)          (775)      124,206
    Deferred policy acquisition costs       434,040     (2,849,679)      (97,154)
    Federal income tax - current            (18,060)       (39,575)      (13,118)
    Reinsurance recoverable on paid and
      unpaid losses and loss expenses     1,071,741       (568,211)    3,101,263
    Prepaid reinsurance premiums            353,015       (320,336)      450,699
    Other assets                             59,760        116,941      (100,563)
    Losses and loss expenses              1,435,399      8,088,365     2,579,922
    Unearned premiums                    (1,652,130)    11,447,387       351,557
    Commissions payable                     (32,892)     1,512,739      (121,991)
    Accounts payable                        521,936        312,874       (33,332)
    Accrued expenses                     (3,544,396)      (914,385)   (1,089,809)
    Drafts outstanding                      996,588        292,620        86,778
  Total cash provided by (utilized in)
    operating activities                   (909,750)    10,547,222    10,388,521


                      The accompanying notes are an integral part of
                          these consolidated financial statements.

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)

                                             For the years ended December 31,
                                            1999             1998          1997

  Investing activities:
  Proceeds from:
    Maturities of fixed maturities       8,074,333     17,444,834     4,852,707
    Sales of fixed maturities            1,205,824      2,000,000     2,700,000
    Sale of equity securities              630,612        -             -
    Payments received on mortgage
      loan principal                       207,422        161,517       111,937
    Sale or maturities of short-
      term investments                  89,390,755    245,390,264    86,804,893
  Purchase of:
    Fixed maturities                    (9,343,352)   (31,304,235)  (15,927,470)
    Short-term investments             (87,656,130)  (244,133,789)  (92,206,193)
    Acquisition of North East,
      net of cash acquired             (12,200,953)       -             -
    Fixed assets                          (621,069)      (612,897)     (221,741)
  Total cash utilized in
   investing activities                (10,312,558)   (11,054,306)  (13,885,867)
  Financing activities:
    Convertible subordinated
     debentures                         10,000,000        -             -
    Note payable                        (3,000,000)     3,000,000       -
    Common stock issued                     73,114         57,750       243,159
  Total cash provided by financing
    activities                           7,073,114      3,057,750       243,159
  Net increase (decrease) in cash       (2,329,694)     2,550,666    (3,254,187)
  Cash and cash equivalents
    at beginning of year                 2,773,427        222,761     3,476,948
  Cash and cash equivalents
    at end of year                     $   443,733   $  2,773,427  $    222,761

Supplemental Disclosures of Cash Flow Information

        (1)    Total interest paid was $448,782 (1999) $60,389 (1998), and
               $8,890  (1997).
        (2)    Total Federal income taxes paid was $0 (1999), $212,738
               (1998), and $50,691 (1997).

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


                            MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note A - Summary of Significant Accounting Policies:

       (a)     Basis of Presentation and Principles of Consolidation:

               The consolidated financial statements of Motor Club of America (the "Company") include its accounts and those of its directly or indirectly wholly-owned subsidiary companies. The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with these practices requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

               The Company's insurance subsidiaries, Motor Club of America Insurance Company ("Motor Club"), Preserver Insurance Company ("Preserver"), North East Insurance Company ("North East") and its subsidiary American Colonial Insurance Company ("American Colonial") are collectively referred to as the "Insurance Companies". All material intercompany items and transactions have been eliminated in consolidation. With respect to North East, certain accounts have been reclassified in the financial statements to conform to the Company's presentation.

       (b)     Nature of Operations:

               The Company is a New Jersey corporation which owns the Insurance Companies. The Company acquired North East and its subsidiaries on September 24, 1999; see Note B for more information on this transaction. The Insurance Companies engage in property and casualty insurance, principally private passenger automobile, small commercial and homeowners insurance, produced by independent agents. The Company generates substantially all of its revenues from its insurance operations.


                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note A - Summary of Significant Accounting Policies (Continued):

               Motor Club and Preserver's operations are in the State of New Jersey. North East's operations are in the State of Maine. American Colonial, which has not written any business since March 1990, plans to recommence operations in the State of New York in 2000.

       (c)     Insurance Premiums:

               Insurance premiums are credited to income by the monthly pro rata method over the terms of the contracts. Beginning July 1, 1998, Motor Club began converting its contracts for private passenger automobile insurance from six month to twelve month policies ("Policy Term Conversion"). While the Policy Term Conversion temporarily increased, for a one year period commencing July 1, 1998, the amount of premiums written by Motor Club, it did not effect the amount of premiums earned. Insurance contracts for policies other than private passenger automobile are for terms of twelve months.

       (d)     Investments:

               All of the Company's fixed maturity and equity securities are classified as available-for-sale securities, and are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable deferred taxes.

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

       (e)     Other Revenues:

               Other revenues consist principally of interest on mortgage loans and servicing fees from motor club membership fees.

       (f)     Losses and Loss Expenses:

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

       (g)     Deferred Policy Acquisition Costs:

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

       (h)     Fixed Assets:

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

       (i)     Federal Income Taxes:

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


                                          (Continued)


                      MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note A - Summary of Significant Accounting Policies (Continued):

       (j)     Goodwill:

               Under the purchase method of accounting for business combinations, the total purchase price is allocated to the acquired assets and liabilities based on their fair values. Any differences between the excess of the cost of the transaction and the fair value of net assets acquired is recorded as goodwill, which will be amortized on a straight-line basis over twenty years after the merger.

       (k)     Statement of Cash Flows:

               For purposes of the statement of cash flows, the Company considers demand deposits held with financial institutions and money market mutual fund holdings to be cash equivalents.

       (l)     Per Share Data:

               Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options. See Note P for more information on outstanding stock options and Note R for more information on the computation of Earnings per Share.

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

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note B - Acquisition of North East:

               On September 24, 1999, the Company acquired North East, headquartered in Scarborough, Maine, through a merger of a wholly-owned subsidiary of the Company with and into North East.

               Under the terms of the merger, certain North East shareholders elected and received 7,958 shares of the Company's common stock representing 41,781 shares of North East common stock; the remaining shareholders and holders of North East stock options elected and were paid $10,409,678 in cash. The aggregate purchase price for the transaction was $10,482,796.

               The acquisition has been accounted for using the purchase method of accounting and, based on the fair value of the net assets acquired at September 24, 1999, the Company recorded $1,767,004 of goodwill associated with the purchase which is being amortized on a straight-line basis over twenty years. The consolidated results of operations include the results of operations of North East for the three months ended December 31, 1999. The amount of goodwill amortization expense recorded in 1999 was $21,156.

               The following unaudited pro forma consolidated results of operation for the years ended December 31, 1999 and 1998 assume the North East acquisition occurred as of January 1, 1998:

                                   1999        1998

Insurance premiums             $66,002,646  $65,756,095
Net investment income            5,695,332    5,175,055
Realized gains on sales of
 investments (net)                   3,102       82,817
Other revenue                      143,410      171,171
Total revenues                  71,844,490   71,185,138
Losses and loss expenses
 incurred                       47,398,423   44,837,264
Other operating expenses        25,860,049   21,339,295
Total losses and expenses       73,258,472   66,176,559
Income (loss) before federal
  income taxes                  (1,413,982)   5,008,579
Benefit (provision) for
  federal income taxes           1,674,072   (1,210,452)
Net income                     $   260,090  $ 3,798,127
Earnings per share:
Basic                                  .12         1.79
Diluted                                .12         1.57

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note C - Investments:

       (a) The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1999 were as follows:

                                           Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                               Cost       Gains        Losses        Value

       U.S. Government
        securities        $20,031,827  $128,984    ($  239,128)  $19,921,683
       Mortgage-backed
        securities         10,678,363    29,476       (301,482)   10,406,357
       Asset-backed
        securities         10,454,886     -           (216,034)   10,238,852
       Corporate
        securities         39,689,688     9,436    ( 2,023,694)   37,675,430
        Total             $80,854,764  $167,896    ($2,780,338)  $78,242,322

               The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1998 were as follows:

                                           Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                               Cost       Gains        Losses        Value

       U.S. Government
        securities        $22,027,700  $1,128,251   ($ 10,320)   $23,145,631
       Mortgage-backed
        securities         11,053,686     165,978      (6,075)    11,213,589
       Asset-backed
        securities         10,698,352     107,618        -        10,805,970
       Corporate
        securities         23,896,673     558,555     (25,514)    24,429,714
        Total             $67,676,411  $1,960,402   ($ 41,909)   $69,594,904

               The amortized cost and fair value of investments in fixed maturity securities at December 31, 1999, by contractual maturity, were as follows:

                                         Amortized        Fair
                                            Cost          Value

       Due in one year or less          $ 4,943,415    $ 4,928,712
       Due after one year through
         five years                      21,037,686     20,953,774
       Due after five years through
         ten years                       30,933,494     29,040,693
       Due after ten years               23,940,169     23,319,143
                                        $80,854,764    $78,242,322

                                          (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note C - Investments (Continued):

               The above maturity tables include $20,645,209 (at fair value) of mortgage-backed and asset-backed securities, which were classified as due after ten years based on the contractual life of the securities.

               Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Gross gains of $6,213 and $50,099 were realized on proceeds of $546,789 and $10,434,411 in 1999 and 1998, respectively, on those sales and calls. Gross losses of $595 and $21,554 on fixed maturities were realized on proceeds of $250,000 and $5,391,130 in 1999 and 1998 on those sales and calls. There were no gross gains or gross losses in 1997.

       (b) Net investment income by category of investments consisted of the following:

       Category               1999        1998         1997

    Fixed maturities      $4,665,066   $3,950,500   $3,387,140
    Other, principally
     short-term
     investments             593,366      498,253      431,932
      Total investment
        income             5,258,432    4,448,753    3,819,072
    Investment
     expenses                177,493      144,246      224,563
      Net investment
        income            $5,080,939   $4,304,507   $3,594,509

       (c) At December 31, 1999 and 1998, fixed maturity investments (at fair value) deposited with the various states where the Insurance Companies conduct business amounted to $2,986,560 and $222,784, respectively.

       (d) There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.

                                           (Continued)


                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note C - Investments (Continued):

       (e) The change in net unrealized gains (losses) on investments are as follows:

                              Years Ended December 31,
                             1999          1998       1997
         Fixed
        maturities       ($4,517,228)   $1,012,666   $635,790

       (f) In the opinion of management there has been no permanent impairment in the carrying amount of investments.

Note D - Unpaid Losses and Loss Expenses:

       (a) The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 1999, 1998 and 1997:

                          1999           1998       1997
Balance at January 1   $58,335,143  $50,246,778  $47,666,856
Less: Reinsurance
 recoverables           18,520,866   17,363,319   19,553,223
Net balance at
 January 1              39,814,277   32,883,459   28,113,633
Acquired in 1999         8,820,265      -            -
Incurred losses and
 loss expenses:
 Provision for current
  year claims           37,271,781   32,598,287   29,368,738
 Increase in provision
  for prior years'
  claims                 3,359,272    3,881,304    3,772,953
Total incurred losses
  and loss expenses     40,631,053   36,479,591   33,141,691
Payment for losses and
 loss expenses:
 Payment on current
  year claims           16,447,458   12,038,000   12,169,000
 Payment on prior
    years' claims       20,288,404   17,510,773   16,202,865
Total payments for
  losses and loss
  expenses              36,735,862   29,548,773   28,371,865
Net balance at
  December 31           52,529,733   39,814,277   32,883,459
Plus: Reinsurance
 recoverables           18,453,650   18,520,866   17,363,319
Balance at December 31 $70,983,383  $58,335,143  $50,246,778

                                   (Continued)

                      MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note D - Unpaid Losses and Loss Expenses (Continued):

               The reconciliation shows a 1999 deficiency of $3,359,272 in the liability recorded at December 31, 1998. The deficiency is primarily the result of initial adverse development of reserves at December 31, 1998 and 1997 which is consistent with the Company's loss development history.

       (b) Losses incurred are reduced by salvage and subrogation approximating $3,144,175, $2,661,000 and $2,801,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note E - Fixed Assets:

               Fixed assets consist of the following:

                                         1999          1998
      Leasehold improvements         $  202,275    $  191,937
      Office furniture, fixtures and
       data processing equipment      3,984,231     3,287,546
                                      4,186,506     3,479,483
          Less accumulated depre-
           ciation                    2,327,885     1,807,581
                                     $1,858,621    $1,671,902

Note F - Reinsurance:

       (a) Unearned premiums and unpaid loss and loss expenses are stated gross of the effects of reinsurance.

       (b) Ceded premiums are earned in a manner consistent with the coverage provided. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance.

                                    (Continued)


                         MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note F - Reinsurance (Continued):

       (c) Reinsurance contracts do not relieve the Insurance Companies from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Insurance Companies. Generally, for Motor Club and Preserver all risks in excess of $150,000 for liability lines and $100,000 for property lines are reinsured. Prior to July 1, 1997 the property retention was $75,000.

               North East's reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer assumes $150,000 of coverage beyond the first $50,000. The second layer allows North East to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000.

               The Insurance Companies evaluate the financial condition of their reinsurers and monitor concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurer insolvencies.

               As referred to in Note A, Motor Club and Preserver's operations are presently located in the State of New Jersey, the laws of which require participation in certain reinsurance funds.

               Reinsurance recoverable on paid and unpaid loss and loss expenses include amounts recoverable from the Unsatisfied Claim and Judgment Fund ("UCJF") of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000. Reinsurance recoverable from the UCJF was $8,672,127 and $9,139,160 as of December 31, 1999 and 1998, respectively.

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

               Assessments paid to NJ AIRE based on subject bodily injury exposures are accounted for as ceded premiums written and totaled $1,805,185, $1,113,756 and $1,728,341 in 1999, 1998 and 1997, respectively. Reimbursements from NJ AIRE based on subject claim payment experience are accounted for as ceded losses incurred and totaled $1,347,565, $548,415 and $500,657 in 1999, 1998 and 1997,
               respectively.

               Prepaid reinsurance premiums of $1,485,450 and $1,015,581 as of December 31, 1999 and 1998, respectively, are mainly attributable to Preserver's workers' compensation program and excess of loss reinsurance treaties.

               The effect of reinsurance on premiums written and earned is as follows:

                           1999                        1998
                  Written        Earned       Written        Earned
    Direct    $62,467,203   $64,151,936   $71,399,224   $59,951,837
    Assumed        46,946        14,340       -             -                 -
    Ceded      (8,005,934)   (8,358,946)   (7,096,511)   (6,776,174)
    Net       $54,508,215   $55,807,330   $64,302,713   $53,175,663


                        1997
               Written         Earned
    Direct   $58,380,651     $58,029,094
    Assumed      -               -
    Ceded     (6,700,505)     (7,151,204)
    Net      $51,680,146      50,877,890

Note G - Note Payable:

               On September 14, 1998, the Company entered into a $3 million revolving credit facility (the "Loan") and drew on the entire amount of the Loan on September 30, 1998. The Loan was repaid in full on December 27, 1999. The weighted-average effective rate of interest on the loan was 7.28% and 7.0625% in 1999 and 1998, respectively. Interest paid on the loan in 1999 and 1998 was $216,017 and $54,146, respectively.

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note H - Convertible Subordinated Debentures:

               In connection with its acquisition of North East, on September 23, 1999, the Company issued $10 million of Convertible Subordinated Debentures ("Debentures"), in one series, under a plan previously approved by its shareholders.

               The Debentures are due on September 23, 2009 and bear an interest rate of 8.44%, which is 2.5% over the London Interbank Offered Rate, fixed as of September 23, 1999, the date the series was issued.

               At each holder's option, the Debenture is convertible at any time, in whole or in part, into 645,578 of the Company's common shares ($10 million divided by 130% of the average trading price of the Company's common stock over the twenty day period immediately prior to September 23, 1999 ("Conversion Price")). The applicable Conversion Price is $15.49.

               Three of the Company's directors ("Ownership Group") purchased $9,253,785 of the $10 million in
               Debentures issued.   If the members of the Ownership
               Group convert those Debentures, their percentage ownership in the Company's common stock will
               substantially   increase.  Based on the Company's common
               shares outstanding as of December 31, 1999, the Ownership Group could increase its collective percentage stock ownership from the current 42.0% to 53.8%.

               Interest paid on the Debentures was $232,100 in 1999.

Note I - Taxes:

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

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note I - Taxes (Continued):

       (b) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                December 31,
                                              1999          1998

          Deferred tax assets:
            Net operating loss ("NOL")
             carryforward                  $3,234,154   $   606,807
            Unpaid losses and loss
             expenses                       2,046,251     1,637,930
            Unearned premium                2,530,457     2,020,795
            Unrealized loss on debt
             securities                       896,828       -
            Alternative minimum tax and
             general business credit carry-
             forwards                         311,010       107,677
            Capital loss carryforward          52,912       -
            Other deferred tax assets         309,530       -
          Total deferred tax assets         9,381,142     4,373,209
          Deferred tax liabilities:
            Deferred acquisition costs     (3,590,659)   (2,960,832)
            Unrealized gain on debt
            securities                        -            (652,288)
            Prepaid pension cost           (1,119,429)   (1,370,837)
            Other deferred tax liabilities   (275,256)     (251,462)
          Total deferred tax liabilities   (4,985,344)   (5,235,419)
          Less: valuation allowance for
            deferred tax assets              (267,032)      (95,230)
          Net deferred tax (liability)
            asset                          $4,128,766   ($  957,440)

               The NOL carryforward of $9,512,218 expires beginning in 2009. The NOL carryforward includes $6,327,667 of attributable to North East, which expire in 2014. Under the prevailing tax laws, these losses must be used to offset taxable income of North East only, are not available to offset taxable income of other operations and are subject to an annual limitation of $587,000.

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note I - Taxes (Continued):

               The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset, including those net deferred tax assets attributable to North East only. The Company has provided a valuation allowance at December 31, 1999 for those deferred tax assets related to NOL carryforwards of MCAIC and its subsidiaries as a percentage of the total NOL carryforward in the Consolidated return and the capital loss carryforward of North East, including the temporary difference. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income.

       (c) The provision for Federal income taxes resulted in effective tax rates lower than the statutory Federal income tax rates, as follows:

                               1999         1998        1997
Tax provision
 computed at statutory
 federal income tax rates  ($   34,730)  ($1,944,598) ($1,574,359)
Change in valuation
 allowance                     108,901    (1,820,972)  (1,110,192)
Effect of net operating
 loss carryforward             793,676     1,830,513    1,548,594
Other-net                      306,940       471,442      (11,808)
Benefit (provision)         $1,174,787   ($1,463,615) ($1,147,765)


       (d) The Consolidated Statements of operations for the years ended December 31, 1999, 1998 and 1997 include state taxes based on insurance premiums of $230,606, $189,346 and $153,333.

Note J - Shareholders' Equity:

       (a) The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the respective Departments of Insurance in which they are domiciled ("SAP").

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note J - Shareholders' Equity (Continued):

               Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

               The maximum amount of dividends which the Motor Club and Preserver can pay to shareholders without approval of the Insurance Commissioner of the State of New Jersey is subject to restrictions. To the extent that surplus as defined is available, the maximum amount distributable is limited to the greater of: (1) ten percent of statutory surplus as regards policyholders; or (2) net income, excluding realized capital gains. Accordingly, the maximum dividend which may be paid to the Company without prior approval in 2000 is $1.2 million and $1.3 million for Motor Club and Preserver, respectively. Motor Club paid $250,000 and $1 million in dividends to the Company in 1999 and 1998, respectively.

               The maximum amount of dividends that North East can pay without the prior approval of the Superintendent of the Maine Bureau of Insurance is limited by Maine regulation to not more than the greater of: (a) 10% of its statutory surplus as reported on its last annual statement, or (b) 100% of its net investment income as reported on its last annual statement. North East is presently unable to pay dividends to the Company and did not pay any dividends in 1999.

               The amount of dividends that North East's New York-domiciled subsidiary, American Colonial, can pay without the prior approval of the New York Superintendent of Insurance is limited to the lesser of:(a) 10% of its statutory surplus as reported on its last annual statement, or (b) 100% of its adjusted net investment income during such period. At December 31, 1999, the maximum dividend North East could receive from American Colonial was $453,000. American Colonial paid $499,000 in dividends to North East in 1999.

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note J - Shareholders' Equity (Continued):

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

               The consolidated capital and surplus, shareholders' equity and income of the Insurance Companies on a statutory and GAAP basis were as follows:

                                            December 31,
                                         1999         1998
             Capital and surplus -
              Statutory basis         $30,211,579  $24,886,388
             Shareholders' equity -
              GAAP basis              $47,647,953  $42,143,091

                                       Years ended December 31,
                                   1999       1998         1997
            Net income (loss):
            Statutory basis     $  204,073 ($  762,471) $3,719,782
            GAAP basis          $1,265,286  $5,157,732  $4,316,713

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

Note K - Contingencies:

               The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

Note L - Pensions:

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

               The Plan maintained a significant amount of assets in group annuity contracts with Mutual Benefit Life Insurance Company ("Mutual"), which was placed in rehabilitation by the NJ DOBI on July 16, 1991.

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note L - Pensions (Continued):

               In October 1994, MBLLAC approved and subsequently paid a "hardship withdrawal" of $2,666,204 (net of an administrative charge of $470,507) to the Plan.

               The Plan also received $91,938, $183,876 and $183,876 in distributions from MBLLAC and Mutual in 1999, 1998 and 1997, respectively, under provisions of the Plan of Rehabilitation.

               On June 1, 1999, $3,424,869 was received from MBLLAC and an additional $14,670 was received on August 27, 1999. The restructured contract has how been paid in full and the Plan no longer has any assets with MBLLAC.

       (b) Pension expense for 1999, 1998 and 1997 included the following components:

                                    1999       1998        1997

            Interest cost       $  784,400   $813,900   $837,900
            Expected return on
             plan assets        (1,032,700)  (946,800)  (862,000)
             Recognized loss       342,100    312,500    277,900
             Net periodic
             benefit cost
             benefit obligation $   93,800   $179,600   $253,800

               Measurement of the Company's benefit obligation and pension expense as of December 31 of each year used the following assumptions:

                                   1999    1998    1997

       Discount rate               7.75%   6.75%   7.25%
       Expected return on plan
         assets                   10.00%  10.00%  10.00%
       Rate of compensation
         increase                   N/A     N/A     N/A

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note L - Pensions (Continued):

       (c) A reconciliation of the changes in the Plan's benefit obligations and fair value of assets during 1999 and 1998 and a statement of the funded status of the Plan as of December 31 of each year is as follows:

                                          1999       1998
       Change in benefit obligation:
         Benefit obligation at
          January 1                    $11,968,900   $11,605,700
         Service cost                        -             -
         Interest Cost                     784,400       813,900
         Actuarial (gain)/loss            (886,400)      568,000
         Benefits paid                  (1,022,000)   (1,018,700)
         Benefit obligation at
          December 31                  $10,844,900   $11,968,900
      Change in plan assets:
        Fair value of plan assets at
          January                      $10,618,700   $ 9,340,000
        Actual return on plan assets     1,325,700     1,165,300
        Employer contribution              239,900     1,254,500
        Benefits paid                   (1,022,000)   (1,018,700)
        Other                             (101,000)     (122,400)
        Fair value of plan assets at
          December 31                   $11,061,300   $10,618,700
        Funded Status at December 31    $   216,400  ($ 1,350,200)
        Unrecognized loss                 3,268,000     4,688,500
        Net amount recognized at
          December 31                   $ 3,484,400   $ 3,338,300

               Following are the amounts recognized in the statement of financial position as of December 31 of each year:

             Prepaid benefit cost              $  216,400       -
             Accrued benefit liability            -         ($1,350,200)
             Accumulated other comprehensive
              income                            3,268,000     4,688,500
             Net amount recognized             $3,484,400    $3,338,300

                                           (Continued)


                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note L - Pensions (Continued):

               The adjustment required to recognize the minimum liability is reflected as a component of accumulated comprehensive income (loss) as of December 31, 1999 and 1998, respectively.

       (d)     The Company maintains a defined contribution plan for
               substantially all employees.   Employer contributions of
               a discretionary amount are made by the Company and its subsidiaries. Employer contributions in the amount of $124,458, $116,329 and $115,995 were made by the Company in 1999, 1998 and 1997, respectively, for its employees and charged to expense.

       (e) In 1997, the Company established a non-qualified deferred compensation plan for certain employees. Employer contributions of a discretionary amount are made by the Company.

Note M - Post-retirement Benefits:

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

       (b) Net periodic post-retirement benefit cost for 1999, 1998 and 1997 included the following components:

                                      1999       1998      1997

            Service cost            $ 2,700     $ 2,500   $ 2,300
            Interest cost            30,100      36,000    40,200
            Amortization of
             transition obligation   28,000      28,000    28,000
            Amortization of net
             loss                    22,600      21,800    22,400
            Net postretirement
             expense                $83,400     $88,300   $92,900

                                    (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note M - Post-retirement Benefits (Continued):

               Measurement of the Company's benefit obligation and post-retirement benefit expense as of December 31 of each year used the following assumptions:

                                   1999       1998     1997

                Discount Rate      7.75%      6.75%    7.25%
                Expected return
                 on assets          N/A        N/A      N/A
                Average rate of
                 increase in
                 compensation       N/A        N/A      N/A

               (c) A reconciliation of the changes in the benefit obligations and fair value of assets during 1999 and 1998 and a statement of the funded status as of December 31 of each year is as follows:

                                             1999        1998
      Change in Accumulated Postretirement
       Benefit Obligation
        Benefit Obligation at January 1    $502,600    $552,900
        Service Cost                          2,700       2,500
        Interest Cost                        30,100      36,000
        Employee Contributions               45,700      12,400
        Benefit Paid                       (157,900)   (125,100)
        Actuarial (gain) loss               (47,900)     23,900
        Benefit Obligation at December 31  $375,300    $502,600

      Change in Plan Assets
        Fair Value of Plan Assets at
         January 1                         $   -       $  -
        Company Contributions               112,200     112,700
        Employee Contributions               45,700      12,400
        Benefits Paid                      (157,900)   (125,100)
        Fair Value of Plan Assets at
         December 31                       $  -        $  -

      Funded Status of the Plan
        Benefit obligation less than plan
         assets                           ($375,300)  ($502,600)
        Unamortized transition obligation   361,000     389,000
        Unamortized net loss                187,100     257,600
        Net prepaid asset                  $172,800    $144,000

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note M - Post-retirement Benefits (Continued):

               The following are the amounts recognized in the statement of financial position as of December 31 of each year:

                                                 1999        1998

         Prepaid benefit cost                    $172,800   $144,000
         Accumulated other comprehensive income     -          -
         Net amount recognized                   $172,800   $144,000


       (d) It is the policy of the Company that any future increase in life and health care benefits will be borne by the retirees and not the Company; as a result, there will be no increase in either the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit cost related to a 1% increase in the health care trend rate.

Note N - Selected Quarterly Financial Data (Unaudited):

       (a)  Year ended December 31, 1999:

                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter*
       Revenues    $14,314,773    $14,417,053   $14,627,084  $17,708,809

       Losses and
         expenses  $13,106,674    $13,173,443   $15,465,552  $19,219,904

       Net income
         (loss)    $   985,621    $ 1,011,433   $   129,745  $  (849,866)

           Net income (loss) per common share:

       Basic       $       .47    $       .48   $       .06  $      (.40)
       Diluted     $       .46    $       .48   $       .06  $      (.40)

               * Includes North East and subsidiaries

                                           (Continued)


                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note N - Selected Quarterly Financial Data (Unaudited) (Continued):

       (a)  Year ended December 31, 1998:

                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter
       Revenues    $14,122,238    $14,196,905   $14,481,138  $14,879,605

       Losses and
         expenses  $12,689,535    $12,629,606   $13,140,836  $13,500,503

       Net income  $ 1,024,531    $ 1,134,939   $ 1,015,460  $ 1,080,861

           Net income per common share:

       Basic       $       .49    $       .54   $       .48  $       .51
       Diluted     $       .48    $       .54   $       .48  $       .51

Note O - Comprehensive Income:

               Comprehensive income consisted of the following:

                                           1999         1998        1997
  Net income                           $1,276,933   $4,255,791   $3,482,702
  Other comprehensive income
    Unrealized gains (losses) on
     securities:
     Unrealized gains (losses) during
      period (net of taxes of
      ($1,482,838), $358,732 and
      $307,981                         (3,010,842)     687,195      327,721
     Less: Reclassification
      adjustment for gains included
      in net income(net of taxes of
      $12,254, $9,705 and $0)             (23,786)     (18,840)      -
    Net unrealized gains (losses)      (3,034,628)     668,355      327,721

    Minimum pension liability
     adjustment (net of $0 taxes
     in all years)                      1,420,500     (159,400)     161,800
  Other comprehensive income (loss)    (1,614,128)     508,955      489,521
  Comprehensive income (loss)         ($  337,195)  $4,764,746   $3,972,223

                                                   (Continued)

                                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   __________

Note P - Stock Option Plans:

               The Motor Club of America 1987, 1992 and 1999 Stock Option Plans ("1987 Option Plan", "1992 Option Plan" and "1999 Option Plan", respectively) provide for the issuance of options to purchase 100,000 common shares, respectively, by key executives at the market price at date of grant.

               Options under all Option Plans are exercisable for a five year period in twenty-five percent increments each year, commencing one year from the date of grant. As of December 31, 1999: (1) 5,125 shares under the 1987 Option Plan are available for grant; 57,000 shares were exercisable and 37,875 shares had been exercised as of that date; (2) 1,950 shares under the 1992 Option Plan are available for grant; 62,500 shares were exercisable and 35,550 shares had been exercised as of that date; and
               (3) 100,000 shares under the 1999 Option Plan are available for grant.

               Transactions during 1997, 1998 and 1999 relating to the 1987 Option Plan are as follows:

                                                              Weighted
                                                 Exercise      Average
                                     Number of   Price per    Aggregate
                                      Shares       Share        Amount

            Options outstanding at
             December 31, 1996         34,500     $ 2.625     $ 90,562
            Options exercised in 1997 (11,375)    $ 2.625      (29,859)
            Options lapsed in 1997     (1,125)    $ 2.625       (2,953)
            Options granted in 1997    62,000     $12.75       790,500
            Options outstanding at
             December 31, 1997         84,000     $10.098      848,250
            Options exercised in 1998 (22,000)    $ 2.625      (57,750)
            Options lapsed in 1998     (5,000)    $12.75       (63,750)
            Options outstanding at
             December 31, 1998 and
              1999                     57,000     $12.75      $726,750

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note P - Stock Option Plans (Continued):

               Transactions during 1997, 1998 and 1999 relating to the 1992 Option Plan are as follows:

                                                             Weighted
                                                 Exercise     Average
                                     Number of   Price per   Aggregate
                                       Shares      Share       Amount

          Options outstanding at
           December 31, 1996          51,000     $ 6.00      $306,000
          Options exercised in 1997  (35,550)    $ 6.00      (213,300)
          Options lapsed in 1997     (15,450)    $ 6.00       (92,700)
          Options granted in 1997      3,000     $12.75        38,250
          Options outstanding at
           December 31, 1997           3,000     $12.75        38,250
          Options granted in 1998     28,500     $11.75       334,875
          Options outstanding at
           December 31, 1998 and      31,500     $11.845     $373,125
          Options granted in 1999     31,000     $12.875      399,125
          Options outstanding at
           December 31, 1999          62,500     $12.36      $772,250

               There were no transactions during 1999 relating to the 1999 Option Plan.

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

               These calculations only take into consideration options issued since January 1, 1995. In 1999, 1998 and 1997, had the fair value method been applied, net income would have been reduced by $70,900, $21,100 and $10,200, $.03,
               $.01 and less than $.01 basic net earnings per share, respectively.
                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note P - Stock Option Plans (Continued):

               The average fair value of options granted during 1999, 1998 and 1997 was $6.34, $5.79 and $6.52, respectively.
               The fair value was estimated using the Black-Scholes option pricing model based on the following assumptions for 1999, 1998 and 1997: risk-free interest rate of 6.55%, 4.66% and 5.65%; volatility of 50.5%, 52.3% and
               54.5%; and expected life of 4.5, 4.75 and 4.5 years. The Company does not pay a dividend on its common stock. The following table summarizes options outstanding and exercisable at December 31, 1999:

                Options Outstanding                   Options Exercisable
                                                                      Average
            Exercise              Average      Exercise               Exercise
             Price     Options   Life(a)        Price    Options        Price

           $11.75        28,500    3.75        $11.75       7,125       $11.75
           $12.75        60,000    2.25        $12.75      30,000        12.75
          $12.875       31,000    4.50        $12.875          0          -
            Total       119,500    3.19        $12.54      37,125       $12.56

               (a)    Average contractual life remaining years.

Note Q - Lease Obligations:

               Effective January 1, 1996, the Company entered into a lease ("Paramus Lease") at 95 Route 17 South, Paramus, New Jersey. The Paramus Lease expires on December 31, 2005. The Company has an option to terminate the Paramus Lease after six years, and an option to extend the Paramus Lease for an additional five years after the initial lease term expires. The Company will pay a base annual rental of $371,745 through December 31, 2000 and $416,805 thereafter until the Paramus Lease expires. Additional charges for electricity and escalation of certain operating costs apply. Rent expense paid by the Company on the Paramus Lease was $410,000 in 1999, 1998 and 1997.

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            ________

Note Q - Lease Obligations (Continued):

               North East leases office space at 482 Payne Road,
               Scarborough, Maine. The lease expires on December 31, 2000. The minimum lease payment for 2000 is $144,823.

Note R - Earnings per Share ("EPS"):

               In 1997, the Company adopted SFAS No. 128 ("Earnings Per Share") specifying the computation, presentation and disclosure requirements for EPS. The new standard defines "basic" and "diluted" earnings per share. Basic earnings per share are based on weighted average basic shares outstanding. Diluted earnings per share are based on weighted average diluted shares outstanding, which is calculated by adding shares contingently issuable under stock options and shares contingently issuable under the Debentures (if dilutive) to the average basic shares outstanding. The calculations of average basic and diluted common shares outstanding and net income per common share are as follows:

                                    1999        1998         1997

     Net income (numerator)      $1,276,933   $4,255,791  $3,482,702
     Weighted average basic
      common shares outstanding
      (denominator)               2,117,912    2,108,722   2,074,473
      Shares contingently
       issuable under Stock
       Option plans                   3,785       12,644      27,922
      Average diluted common
       shares outstanding
       (denominator)              2,121,697    2,121,366   2,102,395

      Net income per common share:
      Basic                           $ .60        $2.02       $1.68
      Diluted                         $ .60        $2.01       $1.66

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

               The Company writes property and casualty insurance in the States of New Jersey and Maine only through independent producers, none of which generate more than 10% of the Company's insurance premiums. Products include private passenger automobile, homeowners and ancillary coverages ("Personal Property"), and small commercial lines insurance, including commercial auto. Insurance premiums generated by these products during 1999, 1998 and 1997 were as follows:

Product              1999            1998            1997

Private Passenger
 Automobile       $40,989,903     $39,872,261     $39,213,154
Commercial Lines    9,237,955       7,703,054       4,912,797
Personal Property   5,579,472       5,600,348       6,751,939
   Total          $55,807,330     $53,175,663     $50,877,890

Note T - Subsequent Event (Unaudited):

               On March 1, 2000 the Company completed its acquisition of Mountain Valley Indemnity Company ("Mountain Valley"), formerly known as White Mountains Insurance Company, from Unitrin Inc. for $7.5 million in cash.

               Mountain Valley, formed in 1995, presently writes small and medium sized commercial lines business in New York and all of New England except Connecticut. Statutory surplus at December 31, 1999 was $7.3 million.

                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           __________

Note T - Subsequent Event (Unaudited)(Continued):

               Under the terms of the purchase, Mountain Valley will run-off its present 100% intercompany quota share reinsurance agreement; thus at closing there are no net loss and loss expense reserves for claims occurring prior to closing, including those which develop subsequently.

               Mountain Valley will be assuming the unearned premium at closing (subject to certain adjustments).

               In connection with the acquisition of Mountain Valley, the Ownership Group extended unsecured debt financing in the amount of $11.5 million to finance the transaction and to provide additional working capital to the Company. This debt will mature in two years and pay interest quarterly at a rate of 10.605%. The Company will be pursuing longer-term financing options to replace this debt during that period. At the Company's election, if acceptable financing is not identified by Motor Club during the two-year period, the debt can be extended for up to five years utilizing successive one-year renewals, in exchange for an increased interest rate on the debt.

Note U - Related Party Transactions:

               The Ownership Group owns 42% of the outstanding common stock of the Company at December 31, 1999. The Company paid directors fees' of $180,000 during 1999, 1998 and 1997 to the Ownership Group.

               As noted, the Ownership Group's participation in the Debentures could potentially increase their share ownership of the Company from its present 42.0% to 53.8%. During 1999, the Ownership Group received $214,780 in interest payments on the Debentures.

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                              SCHEDULE I.  SUMMARY OF INVESTMENTS-
                            OTHER THAN INVESTMENTS IN RELATED PARTIES
                                      at December 31, 1999


     Column A               Column B      Column C     Column D
                                                       Amount at
                                                      which shown
                                                        in the
                             Cost(a)       Market    balance sheet

Type of investment

Fixed maturity securities
 available-for-sale:
United States Government
 and government agencies
 and authorities           $30,710,190   $30,328,040  $30,328,040
Industrial and
 miscellaneous              46,544,011    44,532,565   44,532,565
Public utilities             3,600,563     3,381,717    3,381,717

Total fixed maturities      80,854,764                 78,242,322
Equity securities:
 Common stock                   43,346        57,053       57,053
Mortgage loans on real
 estate                        153,616                    153,616

Short-term investments,
 available-for-sale          8,528,858     8,528,858    8,528,858

Total investments          $89,580,584                $86,981,849

Note: (a)      Represents original cost of investments reduced by
               repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.


                                           (Continued)

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                          SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                                 OF REGISTRANT (PARENT COMPANY)


                                         BALANCE SHEETS

                                                December 31,
                                          1999             1998
Assets:

  Cash and cash equivalents           $    -          $ 1,238,530
  Investments in subsidiaries          46,551,073      40,707,745
  Insurance premiums receivable        18,896,067      19,587,908
  Deferred tax asset                    1,766,019          -
  Other assets                          3,513,832       1,991,162
         Total assets                 $70,726,991     $63,525,345

Liabilities and shareholders' equity:
  Indebtedness to subsidiaries        $28,276,495     $26,498,457
  Deferred tax liability                   -              957,440
  Convertible subordinated debentures  10,000,000          -
  Note payable                             -            3,000,000
  Other liabilities                     4,891,048       5,245,919
         Total liabilities             43,167,543      35,701,816
  Shareholders' equity                 27,559,448      27,823,529
         Total liabilities and
           shareholders' equity       $70,726,991     $63,525,345

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


                                           (Continued)

                                 MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                              SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                                     OF REGISTRANT (PARENT COMPANY)

                                        STATEMENTS OF OPERATIONS

                                  For the years ended December 31,
                                   1999        1998         1997
Revenues:

  Membership servicing fees    $  118,924   $  133,531   $  152,791
  Commission income                   -            -          1,595
  Interest on mortgage loans       16,974       35,251        4,973
  Other income (1)                168,222      204,640      216,161
       Total revenues             304,120      373,422      375,520

Expenses:

  Merger expenses                 800,000          -            -
  Interest expense                448,117       60,389        8,890
  General and administrative
   expenses (1)                   298,514     (248,636)    (512,054)
       Total expenses           1,546,631     (188,247)    (503,164)

Income before
   Federal income taxes        (1,242,511)     561,669      878,684
Benefit (provision) for
   Federal income taxes:
     current                       21,865    1,371,151      (37,573)
     deferred                   1,232,293   (1,270,494)  (1,110,192)
Total Federal income tax        1,254,158      100,657   (1,147,765)

Income (loss) before item
   shown below                     11,647      662,326     (269,081)
Equity in net income
 of subsidiaries                1,265,286    3,593,465    3,751,783
       Net income              $1,276,933   $4,255,791   $3,482,702

(1)    Amount is net of $285,762 (1999), $296,810 (1998) and  $535,816
       (1996) of management fees charged to subsidiaries.


                                               (Continued)

                                 MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                              SCHEDULE II.  CONDENSED FINANCIAL INFORMATION
                                     OF REGISTRANT (PARENT COMPANY)
                                               __________

                                        STATEMENTS OF CASH FLOWS
                                          For the years ended December 31,
                                     1999               1998             1997

Net income                             $1,276,933         $4,255,79   $3,482,702
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Depreciation expense                    499,503            426,703     371,756
  Deferred tax benefit                 (2,723,459)         1,614,802   1,418,173

Changes in:
  Premiums receivable                     691,841        (12,221,216)    172,024
  Investments in subsidiaries           1,837,836        (11,149,624) (2,947,331)
  Other assets                             (7,716)           125,831     229,053
  Other liabilities                     1,065,629            451,011    (305,577)
  Indebtedness to related parties       1,778,038         11,857,053    (922,446
Net cash provided by (utilized in)
  operating activities                  4,418,605         (4,639,649)  1,498,354

Investing activities:
  Proceeds from:
    Disposal of short-term
      investments                         -               28,900,000  47,287,674
    Payments received on mortgage
      loan principal                      207,422            161,517       4,490
    Purchase of:
     Fixed maturities                     -                  -            -
    Short-term investments                -              (25,750,000)(48,692,219)
    Acquisition of North East         (12,482,796)           -            -
    Fixed assets                         (454,875)          (491,088)   (168,878)
  Mortgage loans from Finance Company     -                  -          (527,045)
Net cash provide by (utilized in)
  investing activities                (12,730,249)         2,820,429  (2,095,978)
Financing activities:
Convertible subordinated debentures    10,000,000            -            -
Note payable                           (3,000,000)         3,000,000      -
Common stock issued                        73,114             57,750     243,159
Net cash provided by
  financing activities                  7,073,114          3,057,750     243,159
Increase (decrease) in cash and
  cash equivalents                     (1,238,530)         1,238,530    (354,465)
Cash and cash equivalents at
  beginning of year                     1,238,530            -           354,465
Cash and cash equivalent at end of
  year                                $   -              $ 1,238,530  $  354,465

Supplemental Disclosures of Cash Flow Information

(1)    Total interest paid was $448,782 (1999), $60,389(1998) and
       $8,890 (1997).

(2) Total federal income taxes paid was $0 (1999), $212,738(1998) and $50,691 (1997).
                                            (Continued)

                                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                                            SCHEDULE IV.  REINSURANCE
                              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                                   __________

        Column A                  Column B      Column C
                                                Ceded to
                                                  other
                                 Gross Amount   Companies

December 31, 1999:

  Total property and casualty
   insurance premiums earned     $64,151,936    $8,358,946

December 31, 1998:

  Total property and casualty
   insurance premiums earned     $59,951,837    $6,776,174


December 31, 1997:

  Total property and casualty
   insurance premiums earned     $58,029,094    $7,151,204

                               MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                                      SCHEDULE IV.  REINSURANCE
                          FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

        Column A                   Column D     Column E    Column F
                                                              % of
                                  Assumed from               Amount
                                    other                   Assumed
                                  Companies    Net Amount   to Net


December 31, 1999:

  Total property and casualty
   insurance premiums earned      $   14,340    $55,807,330    0.03%

December 31, 1998:

  Total property and casualty
   insurance premiums earned      $   -         $53,175,663    0.00%


December 31, 1997:

  Total property and casualty
   insurance premiums earned      $   -         $50,877,890    0.00%

                             MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                                SCHEDULE V. VALUATION AND QUALIFYING
                                          ACCOUNTS AND RESERVES
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                                       __________
 Column A          Column B          Column C           Column D   Column E
                                      Additions
                   Balance at   Charged to  Charged to               Balance
                   Beginning     Cost and     Other                  at end
 Description       of Period     Expenses    Accounts   Deductions  of Period

Allowance for
doubtful
receivables:

December 31, 1999  $   68,091   $   -        $   -       $    -      $   68,091

December 31, 1998  $   68,091   $   -        $   -       $    -      $   68,091

December 31, 1997  $   41,340   $   26,751   $   -       $    -      $   68,091

Valuation allowance
for deferred taxes:

December 31, 1999  $   95,230   $  171,802   $    -      $    -      $  267,032

December 31, 1998  $1,916,202   $    -       $    -      $1,820,972  $   95,230

December 31, 1997  $    -       $1,916,202   $    -      $    -      $1,916,202

              MOTOR CLUB OF AMERICA AND SUBSIDIARIES
         SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
            PROPERTY/CASUALTY INSURANCE OPERATIONS

        For the years ended December 31, 1999, 1998 and 1997


Column A           Column B        Column C       Column D     Column E     Column F
                                 Reserves for
                    Deferred     Unpaid Claims   Discount,
                     Policy       and Claim      if any,
                   Acquisition    Adjustment    Deducted in   Unearned       Earned
                      Costs         Expenses      Column C    Premiums      Premiums

Year ended
December 31, 1999   $10,560,763    $70,983,383         -       $38,698,028   $55,807,330

Year ended
December 31, 1998   $ 8,708,329    $58,335,143         -       $30,733,144   $53,175,663

Year ended
December 31, 1997   $ 5,858,650    $50,246,778         -       $19,285,757   $50,877,890



                 Note:  (a)  Excludes non-insurance subsidiaries' investment income and realized investment gains.

                      MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                  SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                      PROPERTY/CASUALTY INSURANCE OPERATIONS

                   For the years ended December 31, 1999, 1998 and 1997
Column A            Column G              Column H               Column I      Column J      Column K
                                         Claims and Claim
                                         Adjustment Expenses     Amortization    Paid
                                         Incurred Related to     of deferred    Claims
                       Net             (1)         (2)             policy      and Claim
                   Investment         Current       Prior        acquisition   Adjustment     Premium
                  Income (a)           Year       Years             Costs        Expenses     Written

Year ended
December 31, 1999    $4,920,229     $37,271,781  $3,359,272     $14,305,501    $36,735,862  $54,508,215

Year ended
December 31, 1998    $4,102,255     $32,598,287  $3,881,304     $13,375,221    $29,548,773  $64,302,713

Year ended
December 31, 1997    $3,384,004     $29,368,738  $3,772,953     $15,162,320    $28,371,865  $51,680,146
