Form 10-Q
period 2000-05-15
MOTOR CLUB OF AMERICA
filed 2000-05-18
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                          Commission File No.
-----------------                          -------------------
March 31, 2000                                       0-671


                    MOTOR CLUB OF AMERICA
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


        New Jersey                                22-0747730
 ------------------------                     -------------------
 (State of Incorporation)                       (I.R.S. Employer
                                              Identification No.)

95 Route 17 South, Paramus, New Jersey                   07653
---------------------------------------                --------
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


2,124,387 shares of Common Stock were outstanding as of May 12,
2000



                      MOTOR CLUB OF AMERICA
                            FORM 10-Q
                           MARCH 31, 2000

          PART I                                   PAGE
          -------

ITEM 1.   FINANCIAL STATEMENTS
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

          PART II
          --------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


                         PART I
                     FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                     MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES


             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited)


                                      March 31,        December 31,
                                        2000              1999
                                     ------------      ------------
     ASSETS

Investments                         $102,725,472      $ 86,981,849
Cash and cash equivalents                626,329           443,733
Premiums receivable                   31,875,275        27,132,246
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                        31,383,960        21,163,574
Notes and accounts receivable            341,950           212,598
Deferred policy acquisition costs     11,403,243        10,560,763
Fixed assets - at cost, less
 accumulated depreciation              2,400,933         1,858,621
Prepaid reinsurance premiums           5,166,112         1,485,450
Federal income tax recoverable            -                 54,026
Deferred tax asset                     4,282,388         4,128,766
Goodwill, less accumulated
 amortization                          1,724,674         1,745,848
Other assets                           1,806,209         1,470,744
                                    ------------      ------------
    Total Assets                    $193,736,545      $157,238,218
                                    ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses            $ 84,300,299      $ 70,983,383
Unearned premiums                     47,875,857        38,698,028
Other liabilities                     11,918,281         9,997,359
Convertible subordinated debentures   10,000,000        10,000,000
Notes payable                         11,500,000            -
Federal income taxes payable             374,571            -
                                     ------------      ------------

   Total Liabilities                 165,969,008       129,678,770
                                    ------------      ------------
Shareholders' Equity:
Common stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,124,387
 (2000 and 1999)                       1,062,194         1,062,194
Paid in additional capital             2,066,089         2,066,089
Accumulated other comprehensive loss  (5,077,938)       (5,036,515)
Retained earnings                     29,717,192        29,467,680
                                    ------------      ------------
     Total Shareholders' Equity       27,767,537        27,559,448
                                    ------------      ------------
     Total Liabilities and
       Shareholders' Equity         $193,736,545      $157,238,218
                                    ============      ============

            (Financial statements should be read in
             conjunction with the accompanying notes)


                          MOTOR CLUB OF AMERICA
                             AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                                  For the Three Months Ended
                               ----------------------------------
                               March 31, 2000      March 31, 1999
                               --------------      --------------

  Revenues:

Insurance premiums (net of
 premiums ceded totaling
 $2,350,518 (2000) and
 $1,818,897 (1999))             $18,259,427         $13,084,199
Net investment income             1,399,286           1,192,532
Other revenues                       39,719              38,042
                                -----------         -----------
     Total revenues              19,698,432          14,314,773
                                -----------         -----------

  Losses and Expenses:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $2,684,701 (2000) and
 $883,621 (1999))                12,482,005           8,882,943
Amortization of deferred policy
 acquisition costs                5,195,884           3,832,123
Other operating expenses          1,398,042             338,639
Interest expense                    323,607              52,969

Amortization of goodwill             21,174               -
                                -----------         -----------
     Total losses and expenses   19,420,712          13,106,674
                                -----------         -----------
Income before Federal
 income taxes                       277,720           1,208,099
Provision for Federal income taxes   28,208             222,478
                                -----------         -----------
Net income                      $   249,512         $   985,621

Net Income per common share:
Basic                                  $.12                $.47
                                       ====                ====
Diluted                                $.12                $.46
                                       ====                ====
Weighted average common and potential common shares outstanding:

Basic                             2,124,387           2,116,429
                                  =========           =========
Diluted                           2,124,387           2,127,745
                                  =========           =========

                 (Financial statements should be read in
                  conjunction with the accompanying notes)


                        MOTOR CLUB OF AMERICA
                           AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                For the Three Months Ended
                            --------------------------------
                            March 31, 2000    March 31, 1999
                            --------------    --------------

Operating activities:
Net income                  $   249,512       $   985,621
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Depreciation and net
   amortization                 183,569           159,723
Changes in:
  Deferred policy
    acquisition costs            48,148           252,518
  Premiums receivable           103,649          (103,652)
  Notes and accounts
    receivable                 (129,352)          (39,446)
  Other assets                 (103,451)         (118,210)
  Losses and loss expenses      571,802         2,122,477
  Unearned premiums          (1,332,501)         (750,656)
  Federal income tax -
   current                       10,655            28,269
  Federal income tax -
   deferred                      17,555           194,408
  Other liabilities          (1,743,688)       (1,779,225)
  Reinsurance recoverable on
    paid and unpaid losses    2,524,726          (167,953)
                            -----------       -----------
  Prepaid reinsurance
   premiums                     683,468            96,700
Net cash provided by
  operating activities                 $ 1,084,092        $880,574
Investing activities:
  Investments purchased     (27,922,133)      (32,510,702)
  Fixed assets purchased       (581,917)         (179,043)
  Acquisition of Mountain
   Valley, net of cash
   acquire                   (4,072,162)           -
  Proceeds from sales and
   maturities of investments 20,174,716        32,569,108
                            -----------       -----------
Net cash used in
  investing activities                 (12,401,496)       (120,637)

Financing activities:
  Proceeds from Notes
   Payable                   11,500,000            -
                            -----------       -----------
  Net cash provided by
   financing activities                 11,500,000          -
                                       -----------        --------
Net increase in cash and
  cash equivalents                         182,596         759,937
Cash and cash equivalents at
  beginning of period                      443,733       2,773,427
                                       -----------      ----------
Cash and cash equivalents at
  end of period                        $   626,329      $3,533,364
                                       ===========      ==========

Supplemental Disclosures of Cash Flow Information
--------------------------------------------------
Interest paid                         $    213,344      $   53,295
                                      ============      ==========
Federal income taxes paid             $      -          $    -
                                      ============      ==========

Non Cash Investing Activities:
------------------------------
Invested assets and shareholders' equity decreased by $41,423 and $753,158 in 2000 and 1999, respectively, as a result of changes in market value, net of taxes, pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments
                              ----------------------------------
in Debt and Equity Securities.
------------------------------

             (Financial statements should be read in
              conjunction with the accompanying notes)

                        MOTOR CLUB OF AMERICA
                           AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Unaudited)


                                    For the Three Months Ended
                                  -------------------------------
                                  March 31, 2000   March 31, 1999
                                  --------------   --------------
Net income                             $249,512          $985,621
Other comprehensive income:
  Unrealized losses on securities:
   Unrealized holding losses
    during the period (net of taxes
    of $33,217 and $387,990)            (41,423)         (753,158)
                                       --------          --------
Other comprehensive income              (41,423)         (753,158)
                                       --------          --------
Comprehensive income                   $208,089          $232,463
                                       ========          ========



             (Financial statements should be read in
              conjunction with the accompanying notes)


                      MOTOR CLUB OF AMERICA
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Preparation and Presentation
    -------------------------------------

     The accompanying  condensed  consolidated   financial
statements of Motor Club of America (the "Registrant") include its accounts and those of its subsidiary companies, Motor Club of America Insurance Company ("Motor Club"), Preserver Insurance Company ("Preserver"), North East Insurance Company ("North East"), American Colonial Insurance Company ("American Colonial") and Mountain Valley Indemnity Company ("Mountain Valley") (collectively referred to as the "Insurance Companies"), and, in the opinion of management, contain all adjustments necessary to present fairly the Registrant's consolidated financial position, results of operations and cash flows, in accordance with generally accepted accounting principles.

     These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Registrant's
1999 Annual Report on Form 10-K.

 2.  Per Share Data
     --------------

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options and convertible subordinated debentures.

3.  Federal Income Taxes
    ---------------------

     The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three month periods ended March 31, 2000 and 1999, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of
(i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; (ii) utilization of Net Operating Loss ("NOL") carryforwards; and (iii) the recognition as a deferred tax asset of certain tax credit carryforwards for alternative minimum tax purposes. The Registrant has NOL carryforwards of $8,781,434 remaining, which expire beginning in 2009. The NOL carryforward includes $6,677,904 attributable to North East, which expire in 2015; under the prevailing tax laws, these losses must be offset against taxable income of North East only, are not available to offset taxable income of other operations and are subject to an annual limitation of $587,000.

     The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset, including those net deferred tax assets attributable to North East only.

4.   Acquisition of Mountain Valley Indemnity Company
     ------------------------------------------------

     On March 1, 2000, the Registrant completed its acquisition of Mountain Valley, formerly known as White Mountains Insurance
Company, from Unitrin Inc. for $7.5 million  in cash.

     Mountain Valley, formed in 1995, presently writes small and medium sized commercial lines business in New York and all of New
England  except Connecticut.  Statutory surplus at  December  31,
1999 was $7.3 million.

     Under the terms of the purchase, Mountain Valley will run-off its present 100% intercompany quota share reinsurance agreement for losses occurring prior to closing and certain other losses; thus at closing there were no net loss and loss expense reserves for claims occurring prior to closing, including those which develop subsequently.

     Mountain  Valley assumed the unearned premium at closing
(subject to certain adjustments).

     The acquisition has been recorded using the purchase method of accounting and based on the fair value of net assets acquired at March 1, the Registrant estimates that no goodwill exists at that date.

     The Registrant recorded $268,000 of acquisition related expenses, net of taxes, in its results of operations for the three months ended March 31, 2000. Please refer to Note 5 ("Related Party Transactions") for additional information on the financing of this acquisition.

5.   Related Party Transactions
     --------------------------

      In connection with the acquisition of Mountain Valley, the Registrant extended unsecured debt financing ("Notes") in the amount of $11.5 million to finance the transaction and provide additional working capital.

      The Notes were purchased by three of the Registrant's directors ("Ownership Group"). This debt matures in two years. The Notes bear interest at a rate of 10.605%, which is payable quarterly commencing May 28, 2000. The Registrant will be pursuing longer-term financing options to replace this debt during that period. At the Registrant's election, if acceptable financing is not identified during the two year period, the debt can be extended for up to five years utilizing successive one-year renewals, in exchange for an increased interest rate on the Notes.

     The Ownership Group owns 45.1% of the outstanding common stock of the Registrant at March 31, 2000. The Ownership Group also purchased $9,253,785 of the $10 million Convertible Subordinated Debentures ("Debentures") issued on September 23, 1999. Based on the Registrant's common shares outstanding as of March 31, 2000, the Ownership Group could increase its collective percentage stock ownership to 56.1%, if the Debentures are converted into the Registrant's common stock.

Item   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
------------------------------------

Overview of Business Operations
-------------------------------

     The Registrant owns and operates five regionally focused property and casualty insurance companies, including companies that specialize in small and mid-sized commercial insurance through the Preserver Insurance Group.

     The Preserver Insurance Group consists of Preserver, which writes small commercial and homeowners insurance in New Jersey, and Mountain Valley, which writes small and mid-sized commercial insurance in New England and New York. The Preserver Insurance Group is rated B++ (Very Good) by A.M. Best Company ("Best"). American Colonial plans to commence operations in New York in the second quarter 2000, writing commercial lines in tandem with Mountain Valley.

     Motor Club writes personal automobile insurance ("PPA") in New Jersey and is rated B+ (Very Good) by Best. North East writes personal automobile and small commercial lines insurance in the State of Maine and is rated B (Fair) by Best.

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

     Please refer to Note 4 for information on the acquisition of Mountain Valley, which was acquired on March 1, 2000. North East
was acquired in September 1999.   The Registrant believes that
these acquisitions fully establish it as a regional commercial lines company in the New England and Mid-Atlantic regions.

      The Registrant anticipates continued reductions in its operating expenses, namely through the implementation of operating efficiencies which should reduce other overhead expenditures.

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

Results of Operations
---------------------

     The consolidated results of operations include, using the purchase method of accounting, the results of operations of North East for the three months ended March 31, 2000 and Mountain Valley from March 1, 2000, the date of acquisition. North East and Mountain Valley are collectively referred to as the "Acquired Companies".

     The table below details the results of operations for the Acquired Companies as included in the condensed consolidated statement of opertions for the three months ended March 31, 2000:

                                                          Total
                                North        Mountain   Acquired
                                East          Valley    Companies
                             ----------     ----------  ----------
Insurance  premiums          $4,329,213     $1,430,946   $5,760,159
Net  investment income          234,265         35,877      270,142
                             ----------     ----------  -----------
Total  revenues               4,563,478      1,466,823    6,030,301
                             ----------     ----------  -----------
Losses and loss adjustment
   expenses incurred          3,370,606        995,112    4,365,718
Amortization of deferred policy
  acquisition costs and
   other operating expenses   1,385,412        493,116    1,878,528
                             ----------      ---------  -----------
Total losses and expenses     4,756,018      1,488,228    6,244,246
                             ----------     ----------  -----------
Loss before Federal
  income taxes                 (192,540)       (21,405)    (213,945)

Benefit for federal income
  taxes                          65,464         26,164       91,628
                            -----------     ----------  -----------
Net  income (loss)          ($  127,076)    $    4,759  ($ 122,317)
                            ===========     ==========  ==========
Loss ratio                         77.9%          69.5%      75.8%
Expense ratio                      32.0%          34.5%      32.6%
                                  -----          -----      -----
Combined ratio                    109.9%         104.0%     108.4%
                                  =====          =====      =====

     In  addition, the Registrant incurred $268,000, net of tax, in expenses related to the acquisition of Mountain Valley. For purposes of the following discussion, the North East and Mountain Valley results and the non-recurring acquisition expenses are
excluded  in order to afford  comparability.   The North  East
results are discussed separately below; the Mountain Valley results are not meaningful as of March 31 and are not discussed further.

     Absent these items, net income decreased $346,000 or $0.17 basic and $0.16 diluted net income per share for the three months ended March 31, 2000 as compared to the same period in 1999. The decline in earnings was primarily due to interest expense related to the Notes and Debentures issued in connection with the Acquired Companies of approximately $245,000, net of tax, and lower earnings from the PPA operations as a result of the AICRA rate rollback.

     The combined ratio for the three months ended March 31, 2000 was 99.8% compared to 100.2% for the same period in 1999.

     The reduction in earnings was offset by higher earnings from Preserver, which had very strong results in the first quarter 2000, with pre-tax profit increasing almost 9% over the same period in 1999, due to a lower combined ratio and higher revenue.

Revenues
--------

INSURANCE PREMIUMS

     Insurance premiums declined $585,000 or 5% in the three months ended March 31, 2000 compared to the same period in 1999. Continuing decreases in Motor Club PPA premium were offset by increases in Commercial Lines business written by Preserver.

     The   following  table  details  the  changes  in  insurance
premiums and underlying in force policy counts for the three months ended March 31, 2000 as compared to the same period in 1999:

                            Change in            Change in
                        Net                    Policy
Class  of Business    Premium     Percent     Count  Percent
------------------    --------    -------     ------ -------
Private  Passenger
 Automobile          ($954,000)     (10%)       36      0%
Commercial  Lines      360,000       18%       501      9%
Personal  Property       9,000        5%      (222)    (2%)
                     ---------     ----       ----     --
Total                ($585,000)    (  5%)      315      1%
                     =========     ====       ====     ==

NET INVESTMENT INCOME

     Net investment income decreased $63,000 or 5% for the three months ended March 31, 2000 as compared to the same period in 1999.

     The average invested assets for the three month period ended March 31, 2000 were $75,678,000 compared to $73,718,000 for the same period in 1999. The investment portfolio (including short-term investments and excluding capital gains) yielded 5.97% for the three months ended March 31, 2000 as compared to 6.47% for the same period in 1999.

Losses and Expenses
-------------------

LOSSES AND LOSS EXPENSES INCURRED

     Loss and loss expenses incurred decreased $767,000 or 9%, which produced the following loss ratios:

                          Three Months Ended
                      March 31, 2000    March 31, 1999
                      --------------    --------------
       Motor Club        69.3%              72.0%
       Preserver         54.8%              56.2%
                         ----               ----
       Total             64.9%              67.9%
                         ====               ====

     Preserver has continued to produce an excellent loss ratio in the first quarter 2000, although its direct loss ratio was slightly higher than in 1999. Reinsurance recoveries in 2000 accounted for the reduction in its loss ratio compared to 1999. Motor
Club's PPA loss ratio was lower compared to 1999 despite the effects of the AICRA rate rollback. This is primarily due to improved overall results in Personal Injury Protection ("PIP") (No Fault) first party medical claims; this is so, particularly compared to the third and fourth quarters of 1999.

     The Registrant does note that the initial results in PIP for Accident Year 2000 have been consistent (i.e., higher) with those experienced in Accident Year 1999 after the AICRA rate rollback was implemented. However, savings on losses in older Accident Years have offset current accident year experience.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND OTHER
OPERATING EXPENSES

     Expenses increased $138,000 or 3% in the three months ended March 31, 2000 as compared to the same period in 1999. This produced an expense ratio of 34.9% in 2000 as compared to 32.3% in 1999. The increase in the expense ratio is primarily due to the continuing reductions in insurance premium resulting from the AICRA rate rollback. The increase in overall expenses in primarily due to higher statutory assessments from Motor Club's PPA operations.

     The Registrant remains committed to reducing overhead expenses relative to premium volume.

North East
----------

     North East's net loss of $127,000 is not unusual in the first quarter of the calendar year, due to increased frequency and severity of automobile claims directly resulting from winter weather. The loss ratio for the three months ended March 31, 2000 was 77.9% as compared to 83.0% in 1999. However, North East's net loss is significantly lower than its $474,000 loss in the three months ended March 31, 1999. This is primarily attributable to significantly lower expenses, particularly reinsurance costs and salaries. As a result, the expense ratio in the 2000 first quarter was 32.0% as compared to 46.4% in 1999. An additional contributing factor to the improved ratios is revenue growth of 39%, which in part is affected by the aforementioned reductions in reinsurance costs, combined with growth in all aspects of North East's insurance products.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     The Registrant's book value increased to $13.07 per share at March 31, 2000 from $12.97 per share at December 31, 1999. The sources of the net increase were net income of $250,000 or $0.12 described previously, offset by a decrease of $0.02 (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale under SFAS No. 115. Interest rates have continued to move upward, causing unrealized losses during this period in the Registrant's investment portfolio. Because the Insurance Companies' investment portfolios are composed completely of securities which are generally highly liquid and no default notices have been received on any of those securities, there are no grounds to believe that the unrealized losses incurred are other than temporary. In addition, the combination of the duration of the portfolio being sufficiently short, combined with the highly liquid nature of those securities and the Registrant's proclivity to hold bonds to maturity, the par value of bonds should be fully realized at maturity, resulting in those unrealized losses being temporary. The net unrealized loss of fixed maturity investments, net of applicable deferred taxes, and included in accumulated other comprehensive loss in the condensed consolidated balance sheet as of March 31, 2000 was $1,810,000 or $.85 per share.

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

Operating and Investing Activities
-----------------------------------

     Net cash provided by operating activities were $680,000 and $881,000 in the three months ended March 31, 2000 and 1999, respectively. The increase in cash flow from operating activities in the three months ended March 31, 2000 as compared to 1999 reflects the positive results of Motor Club and Preserver.

     Excluding the acquisition of Mountain Valley, net cash utilized in investing activities was $2,475,000 in 2000 and $121,000 in 1999 reflecting the investment of cash provided by operating and financing activities.

Financing Activities
--------------------

     The Registrant paid no dividend on its common stock in 2000 or 1999.

     The Registrant issued $11.5 million of Promissory Notes on
February 28, 2000 as described in Note 5 to Financial Statements of this Form 10-Q.

     The Registrant has no other material outstanding capital commitments which would require additional financing.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
-------------------------------------------------------------
Reform Act of 1995

     This Report on Form 10-Q contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of
1995), including statements concerning the expected benefits of the merger with North East and acquisition of Mountain Valley and the expected future plans related thereto. These statements can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy. Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to economic, market or regulatory conditions as well as catastrophic events. Consummation of the merger with North East and acquisition of Mountain Valley and future benefits therefrom involve various risks and uncertainties, including the risk of material adverse changes in financial markets or the condition of the Company; risks associated with the Company's entry into new markets; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede the companies' ability to charge adequate rates. Accordingly, Motor Club of America's premium growth and underwriting results has been and will continue to be potentially materially affected by those factors.

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


Dated: May 18, 2000