Form 10-Q
period 2000-06-30
MOTOR CLUB OF AMERICA
filed 2000-08-15
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended                Commission File No.
               -----------------                -------------------
                 June 30, 2000                         0-671


                              MOTOR CLUB OF AMERICA
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    New Jersey                       22-0747730
             ------------------------           -------------------
             (State of Incorporation)            (I.R.S. Employer
                                                Identification No.)


              95 Route 17 South, Paramus, New Jersey        07653
             ----------------------------------------      --------
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
                                            ---          ---

2,124,387 shares of Common Stock were outstanding as of August 11, 2000.

                              MOTOR CLUB OF AMERICA
                                    FORM 10-Q
                                  JUNE 30, 2000

                  PART I                                         PAGE

ITEM     1.       FINANCIAL STATEMENTS                             3
ITEM     2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                            8

                  PART II

ITEM     6.       EXHIBITS AND REPORTS ON FORM 8-K                19

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30,        December 31,
                                                          2000              1999
                                                      ------------      ------------

           ASSETS

      Investments                                     $101,978,797      $ 86,981,849
      Cash and cash equivalents                          1,486,882           443,733
      Premiums receivable                               31,882,771        27,132,246
      Reinsurance recoverable on
        paid & unpaid losses and
        loss expenses                                   33,405,730        21,163,574
      Notes and accounts receivable                        295,030           212,598
      Deferred policy acquisition costs                 12,555,116        10,560,763
      Fixed assets - at cost, less
        accumulated depreciation                         2,634,367         1,858,621
      Prepaid reinsurance premiums                       4,911,285         1,485,450
      Federal income tax recoverable                             0            54,026
      Deferred tax asset                                 3,874,571         4,128,766
      Goodwill, less accumulated
        amortization                                     1,703,500         1,745,848
      Other assets                                       1,796,034         1,470,744
                                                      -------------     -------------
           Total Assets                               $196,524,083      $157,238,218
                                                      =============     =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
      Losses and loss expenses                        $ 87,209,691      $ 70,983,383
      Unearned premiums                                 48,505,783        38,698,028
      Other liabilities                                 10,523,803         9,997,359
      Convertible subordinated debentures               10,000,000        10,000,000
      Notes payable                                     11,500,000                 -
      Federal income taxes payable                         385,147                 -
                                                      -------------     -------------
           Total Liabilities                           168,124,424       129,678,770
                                                      -------------     -------------
      Shareholders' Equity:
      Common stock, par value $.50 per share
        (Authorized - 10,000,000 shares;
        issued and outstanding - 2,124,387
        2000 and 1999)                                   1,062,194         1,062,194
      Paid in additional capital                         2,066,089         2,066,089
      Accumulated other comprehensive loss              (5,085,327)       (5,036,515)
      Retained earnings                                 30,356,703        29,467,680
                                                      -------------     -------------
           Total Shareholders' Equity                   28,399,659        27,559,448
                                                      -------------     -------------
           Total Liabilities and
             Shareholders' Equity                     $196,524,083      $157,238,218
                                                      =============     =============

                    (Financial statements should be read in
                    conjunction with the accompanying notes)

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Six Months Ended       For the Three Months Ended
                                       June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                       -------------   -------------   -------------   -------------
             Revenues:

     Insurance premiums (net of
       premiums ceded totaling
       $9,340,353, $3,667,516,
       $6,989,835 and $1,848,619)        $39,067,248     $26,266,691     $20,807,821     $13,182,492
     Net investment income                 2,977,990       2,384,857       1,578,704       1,192,325
     Realized gains on sales
       of investments                          4,524           5,378           4,524           5,378
     Other revenues                          102,176          74,900          62,457          36,858
                                       --------------  --------------  --------------  --------------
             Total revenues               42,151,938      28,731,826      22,453,506      14,417,053
                                       --------------  --------------  --------------  --------------

             Losses and Expenses:

     Insurance losses and loss
       expenses incurred (net of
       reinsurance recoveries
       totaling $8,142,651,
       $1,842,816, $5,457,950 and
       $959,195)                          26,095,143      17,540,281      13,613,138       8,657,338
     Amortization of deferred policy
       acquisition costs                  11,116,776       7,889,322       5,920,892       4,057,199
     Other operating expenses              2,786,293         743,718       1,388,251         405,049
     Interest expense                        841,010         106,796         517,403          53,857
     Amortization of goodwill                 42,348               -          21,174               -
                                       --------------  --------------  --------------  --------------
             Total losses and
               expenses                   40,881,570      26,280,117      21,460,858      13,173,443
                                       --------------  --------------  --------------  --------------

     Income before Federal income
       taxes                               1,270,368       2,451,709         992,648       1,243,610

     Provision for Federal income
       taxes:
             current                          21,979          55,858           7,269          27,788
             deferred                        359,366         398,797         345,868         204,389
                                       --------------  --------------  --------------  --------------
     Total provision for Federal
       income taxes                          381,345         454,655         353,137         232,177
                                       --------------  --------------  --------------  --------------

     Net income                          $   889,023     $ 1,997,054     $   639,511     $ 1,011,433
                                       ==============  ==============  ==============  ==============

     Net income per common share:

     Basic                               $      0.42     $      0.95     $      0.30     $      0.48
                                       ==============  ==============  ==============  ==============
     Diluted                             $      0.42     $      0.94     $      0.28     $      0.48
                                       ==============  ==============  ==============  ==============

     Weighted average common and
       potential common shares
       outstanding:
     Basic                                 2,124,387       2,116,429       2,124,387       2,116,429
                                       ==============  ==============  ==============  ==============
     Diluted                               2,124,387       2,123,899       2,769,965       2,120,053
                                       ==============  ==============  ==============  ==============

                     (Financial statements should be read in
                    conjunction with the accompanying notes)

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                     ------------------------------------------------------------
                                                                June 30,2000                   June 30,1999
                                                     -----------------------------  -----------------------------
      Operating activities:
      Net income                                                $889,023             $  1,997,054
      Adjustments to reconcile net income
           to net cash provided by operating
           activities:
           Depreciation and amortization                         419,790                  311,303
           Gain on sale of investments                            (4,524)                  (5,378)
      Changes in:
           Deferred policy
              acquisition costs                                 (571,500)                 520,244
           Premiums receivable                                 1,283,188                  364,044
           Notes and accounts
              receivable                                         (82,432)                 (66,790)
           Other assets                                          (61,691)                (471,615)
           Losses and loss expenses                            3,481,196                3,031,355
           Unearned premiums                                    (702,575)              (1,809,919)
           Federal income tax - current                           21,979                   56,057
           Federal income tax - deferred                         419,260                  398,798
           Other liabilities                                  (1,810,721)              (1,972,403)
           Reinsurance recoverable on
              paid and unpaid losses                             457,954                 (886,762)
           Prepaid reinsurance premium                           949,295                   (9,373)
                                                          --------------           --------------
      Net cash provided by
           operating activities                                       $4,688,242                      $1,456,615

      Investing activities:
           Investments purchased                             (68,671,834)             (48,833,930)
           Fixed assets purchased                               (991,811)                (413,662)
           Acquisition of Mountain Valley,
              net of cash acquired                             3,962,753                        -
           Proceeds from sales and
              maturities of investments                       58,481,305               50,122,197
                                                          --------------           --------------
      Net cash used in
           investing activities                                      (15,145,093)                        874,605

      Financing activities:
           Proceeds from notes payable                                11,500,000                -
                                                                  --------------   --------------
      Net cash provided by
           financing activities                                       11,500,000                               -
                                                                 ---------------                 ---------------
      Net increase in cash and
           cash equivalents                                            1,043,149                       2,331,220
      Cash and cash equivalents at
           beginning of period                                           443,733                       2,773,427
                                                                   ---------------                ---------------
      Cash and cash equivalents at
           end of period                                              $1,486,882                      $5,104,647
                                                                 ===============                 ===============

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION

      Interest paid                                                     $717,720                        $107,049
                                                                 ===============                 ===============
      Federal income taxes paid                                          $     -                      $        -
                                                                 ===============                 ===============

      NON CASH INVESTING ACTIVITIES:

      Invested assets and shareholders' equity decreased by $ 48,812 and $2,012,279 in 2000 and 1999, respectively, as a result of changes in market value, net of taxes, pertaining to the Registrant's application of SFAS No. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

                     (Financial statements should be read in
                    conjunction with the accompanying notes)

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPHREHENSIVE INCOME
                                   (UNAUDITED)

                                                         For the Six Months Ended          For the Three Months Ended
                                                      June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                                                      -------------    -------------     -------------    -------------

      Net income                                        $889,023        $ 1,997,054        $639,511        $ 1,011,433
      Other comphrehensive income (loss):
           Unrealized gains (losses) on
               securities, net of tax:
               Unrealized holding gains (losses)
                 arising during the period               (45,826)         (2,008,730)        (4,403)         (1,255,572)
               Less: reclassification adjustment for
                 gains included in earnings               (2,986)             (3,549)        (2,986)             (3,549)
                                                   -------------     ---------------    -----------     ---------------
           Other comprehensive income (loss)             (48,812)         (2,012,279)        (7,389)         (1,259,121)
                                                   -------------     ---------------    -----------     ---------------
      Comprehensive income                            $  840,211         $   (15,225)     $ 632,122         $  (247,688)
                                                   =============     ===============    ===========     ===============

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

3.  FEDERAL INCOME TAXES

         The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three and six month periods ended June 30, 2000 and 1999, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of
(i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; (ii) utilization of Net Operating Loss ("NOL") carryforwards; and (iii) the recognition as a deferred tax asset of certain tax credit carryforwards for alternative minimum tax purposes. The Registrant has NOL carryforwards of $8,017,320 remaining, which expire beginning in 2009. The NOL carryforward includes $5,944,177 attributable to North East, which expire in 2015; under the prevailing tax laws, these losses must be offset against taxable income of North East only, are not available to offset taxable income of other operations and are subject to an estimated annual limitation of $587,000.

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

         The Preserver Insurance Group consists of Preserver, which writes small commercial and homeowners insurance in New Jersey, and Mountain Valley, which writes small and mid-sized commercial insurance in New England and New York. The Preserver Insurance Group is rated B++ (Very Good) by A.M. Best Company ("Best"). American Colonial plans to commence operations in New York in the third quarter 2000, writing commercial lines in tandem with Mountain Valley.

         Motor Club writes private passenger automobile insurance ("PPA") in New Jersey and is rated B+ (Very Good) by Best. North East writes personal automobile and small commercial lines insurance in the State of Maine and is rated B (Fair) by Best.

         The Registrant is pursuing a strategy to: (1) increase its identification as a provider of small commercial lines insurance and has continued to expand its product line in support of this objective; and (2) expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies that present opportunities to write these product lines in different geographic areas. The Registrant expects to continue to follow this strategy.

         Mountain Valley was acquired on March 1, 2000; North East was acquired in September 1999. The Registrant believes that these acquisitions fully establish it as a regional commercial lines company in the New England and Mid-Atlantic regions. As evidence of this, only 45% of the Registrant's consolidated revenues emanated from New Jersey PPA in the first six months of 2000, the lowest in its history. This percentage is expected to continue to decline in the future.

         The Registrant anticipates continued reductions in its operating expenses, namely through the implementation of operating efficiencies that should reduce overhead expenditures.

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

RESULTS OF OPERATIONS

         The consolidated results of operations include, using the purchase method of accounting, the results of operations of North East for the three and six months ended June 30, 2000 and Mountain Valley for the three months ended June 30, 2000 and from March 1, 2000, the date of acquisition. North East and Mountain Valley are collectively referred to as the "Acquired Companies". The table below details the results of operations for the Acquired Companies as included in the condensed consolidated statement of operations for the three and six months ended June 30, 2000:

                                                                Three Months Ended June 30, 2000
                                                   ------------------------------------------------------
                                                        North            Mountain         Total Acquired
                                                         East             Valley             Companies
                                                   -----------------  ----------------  -----------------

 Insurance premiums                                      $4,595,180        $3,948,924         $8,544,104
 Net investment income                                      240,041            94,207            334,248
                                                   -----------------  ----------------  -----------------
 Total revenues                                           4,835,221         4,043,131          8,878,352
                                                   -----------------  ----------------  -----------------

 Losses and loss adjustment expenses incurred             3,157,269         2,501,804          5,659,073
 Amortization of deferred policy acquisition
    costs and other operating expenses                    1,470,597         1,411,485          2,882,082
                                                   -----------------  ----------------  -----------------
 Total losses and expenses                                4,627,866         3,913,289          8,541,155
                                                   -----------------  ----------------  -----------------

 Income before Federal income taxes                         207,355           129,842            337,197
 Provision for Federal income taxes                          70,501            64,613            135,114
                                                   -----------------  ----------------  -----------------
 Net income                                              $  136,854        $   65,229         $  202,083
                                                   =================  ================  =================

 Loss ratio                                                   68.7%             63.4%              66.2%
 Expense ratio                                                32.0%             35.7%              33.7%
                                                   -----------------  ----------------  -----------------
 Combined ratio                                              100.7%             99.1%             100.0%
                                                   =================  ================  =================

                                                               Six Months Ended June 30, 2000
                                                   ------------------------------------------------------
                                                        North             Mountain       Total Acquired
                                                         East              Valley           Companies
                                                   -----------------  -----------------  ----------------

 Insurance premiums                                      $8,924,393         $5,379,870       $14,304,263
 Net investment income                                      474,306            130,084           604,390
                                                   -----------------  -----------------  ----------------
 Total revenues                                           9,398,699          5,509,954        14,908,653
                                                   -----------------  -----------------  ----------------

 Losses and loss adjustment expenses incurred             6,527,875          3,496,916        10,024,791
 Amortization of deferred policy acquisition
    costs and other operating expenses                    2,856,009          1,904,601         4,760,610
                                                   -----------------  -----------------  ----------------
 Total losses and expenses                                9,383,884          5,401,517        14,785,401
                                                   -----------------  -----------------  ----------------

 Income before Federal income taxes                          14,815            108,437           123,252
 Provision for Federal income taxes                           5,037             38,449            43,486
                                                   -----------------  -----------------  ----------------
 Net income                                              $    9,778         $   69,988       $    79,766
                                                   =================  =================  ================

 Loss ratio                                                   73.1%              65.0%             70.1%
 Expense ratio                                                32.0%              35.4%             33.3%
                                                   -----------------  -----------------  ----------------
 Combined ratio                                              105.1%             100.4%            103.4%
                                                   =================  =================  ================

         In addition, the Registrant incurred in the first quarter of 2000 $268,000, net of tax, in expenses related to the acquisition of Mountain Valley. For purposes of the following discussion, the North East and Mountain Valley results and the non-recurring acquisition expenses are excluded in order to afford comparability. This discussion is referred to as "Recurring Operations". The Mountain Valley and North East results are discussed separately below.

RECURRING OPERATIONS

         Net income decreased $574,000 and $920,000, or $0.27 and $.44 basic and diluted net income per share, for the three and six months ended June 30, 2000 as compared to the same periods in 1999. The decline in earnings in the three and six month periods was primarily due to: 1) interest expense related to the Notes and Debentures issued in connection with the Acquired Companies of approximately $464,000 and $734,000, respectively; 2) lower pre-tax earnings from the PPA operations as a result of the AICRA rate rollback of $381,000 and $554,000, respectively; offset by; 3) continued improvements in Preserver's pre-tax operations due to lower loss ratios and positive revenue growth of $322,000 and $403,000, respectively.

         The combined ratio for the three and six month periods ended June 30, 2000 was 101.0% and 100.4% as compared to 99.5% and 99.6% for the same periods in 1999.

REVENUES

INSURANCE PREMIUMS

         Insurance premiums from Recurring Operations declined $919,000 or 7% and $1,504,000 or 6% in the three and six months ended June 30, 2000 compared to the same period in 1999, respectively. Continuing decreases in Motor Club PPA premium due to the rate rollback in New Jersey were offset by increases in Commercial Lines business written by Preserver.

         The following table details the changes in insurance premiums from Recurring Operations and underlying in force policy counts for the six months ended June 30, 2000 as compared to the same period in 1999:

                                                  Change in                          Change in
Class of Business                       Net Premium        Percent        Policy Count        Percent
-----------------                       -----------        -------        ------------        -------
Private Passenger Automobile            $(2,174,000)        (11)%              381               2%
Commercial Lines                            691,000           6%               508               9%
Personal Property                           (21,000)         (1)%             (290)             (2)%
                                        ------------        -----             -----             ----
Total                                   $(1,504,000)         (6)%              599               1%
                                        ============        =====             =====             ====

         The increase in Preserver's Commercial Lines business is being driven by the Registrant's strategic focus on this class of business. As the table above demonstrates, Preserver's gains in premium are advancing faster than gains in policy count. This is being caused by Preserver writing larger accounts (resulting in higher average premium) and retaining more of these accounts on renewal (due to improving market conditions and an increased rating for Preserver by A.M. Best), including gaining rate increases on accounts retained.

NET INVESTMENT INCOME

         Net investment income from Recurring Operations increased $52,000 or 4% for the three months ended June 30, 2000 and decreased $11,000 or less than 1% for the six months ended June 30, 2000 as compared to the same periods in 1999. The increase in the second quarter is principally due to investment income earned by Preserver from the $3 million surplus contribution it received from the Registrant on March 1, 2000, combined with its continuing positive operations and cash flow.

         Recurring Operations average invested assets for the three month period ended June 30, 2000 were $74,227,000 compared to $73,107,000 for the same period in 1999. The investment portfolio (including short-term investments and excluding capital gains) yielded 6.40% for the six months ended June 30, 2000 as compared to 6.52% for the same period in 1999.

LOSSES AND EXPENSES

LOSSES AND LOSS EXPENSES INCURRED

         Loss and loss expenses from Recurring Operations incurred decreased $593,000 or 7% and $1,360,000 or 8% in the three and six month periods ended June 30, 2000 as compared to the same periods in 1999, which produced the following loss ratios:

                                    Three Months Ended                  Six Months Ended
                              June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                              -------------    -------------     -------------    -------------
           Motor Club             70.1%            68.8%             69.7%            70.4%
           Preserver              53.0%            56.8%             53.9%            56.5%
                                  -----            -----             -----            -----
           Total                  64.9%            65.7%             64.9%            66.8%
                                  =====            =====             =====            =====

         Preserver has continued to produce excellent net loss ratios in the first half of 2000, although its direct loss ratio was slightly higher than in 1999. Reinsurance recoveries accounted for the reduction in its 2000 loss ratio compared to 1999. Motor Club's PPA six-month loss ratio was comparable to 1999 despite the effects of the AICRA rate rollback. This is primarily due to improved overall results in Personal Injury Protection ("PIP") (No Fault) first party medical claims; this is so, particularly compared to the third and fourth quarters of 1999.

         The Registrant does note that the initial results in PIP for Accident Year 2000 have been consistent (i.e., higher) with those experienced in Accident Year 1999 after the AICRA rate rollback was implemented. However, savings on losses in older Accident Years have offset current accident year experience.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

         Expenses from Recurring Operations decreased $35,000 or less than 1% and increased $155,000 or less than 2% in the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. This produced an expense ratio of 34.9% in 2000 as compared to 32.3% in 1999. The increase in the expense ratio is primarily due to the continuing reductions in insurance premium resulting from the AICRA rate rollback. There were no meaningful changes in underlying expenses that netted to the changes in expenses described above.

         The Registrant remains committed to reducing overhead expenses relative to premium volume. However, the Registrant is presently making certain capital improvements in the Acquired Companies, particularly with regard to technology platforms at Mountain Valley and also at Preserver. These capital outlays are anticipated to total approximately $1 million. The depreciation of these improvements, along with associated implementation and conversion costs, are expected to cause an increase in the Registrant's expenses in future periods beginning in the third quarter of 2000. However, the Registrant also anticipates that these improvements will enable Mountain Valley and Preserver to grow efficiently in the future and will ultimately result in cost savings in 2001 and beyond. Therefore, any increase in expenses is expected to be temporary, and should result in a lower expense ratio in the future.

NORTH EAST

         North East's net income of $137,000 and $10,000 for the three and six months ended June 30, 2000, is generally typical for these periods of the calendar year, respectively. North East experiences increased frequency and severity of automobile claims directly resulting from winter weather. The loss ratio for the three and six months ended June 30, 2000 was 68.7% and 73.1% as compared to 61.9% and 70.2% in the same periods in 1999. Despite the 35% growth in insurance premium in 2000 as compared to 1999, North East's loss ratio reflects an increase in a limited number of severe losses that have occurred in 2000.

         Despite the increase in severe losses, North East's net income is significantly better than the net loss of $121,000 and $595,000 reported in the three and six months ended June 30, 1999. This is primarily attributable to significantly lower expenses, particularly reinsurance costs and salaries. As a result, the expense ratio in the three and six months ended June 30, 2000 was

32.0% as compared to 48.0% in 1999. An additional contributing factor to the improved ratios is revenue growth of 42%, which in part is affected by the aforementioned reductions in reinsurance costs, combined with growth in all aspects of North East's insurance products. North East expects to introduce a commercial package product in the State of Maine similar to that offered by Preserver in the third quarter of 2000.

MOUNTAIN VALLEY

         The bulk of Mountain Valley's income from operations through June 30 is the result of investment income being generated from positive cash flow. Under the terms of the Purchase Agreement, Mountain Valley is running off the 100% quota share it maintained with a former affiliate. Therefore, all net losses reported by the Registrant subsequent to its purchase of Mountain Valley pertain to Accident Year ("AY") 2000. Based on the short period of time that Mountain Valley has been owned by the Registrant, no meaningful loss trends on AY 2000 have been discerned and reserves are being provided based on Mountain Valley's historical development patterns prior to application of the quota share.

         Given the quota share reinsurance protection that Mountain Valley has, loss payments are presently very low in relation to losses incurred and therefore Mountain Valley is generating very positive cash flow presently, with $3,051,000 in cash flow from operations in the period from acquisition through June 30, 2000. These assets are being invested in a manner that reflects the ultimate liability payment patterns anticipated by Mountain Valley and applying an investment philosophy similar to the other insurance units of the Registrant.

         Mountain Valley's recurring direct premiums written have grown $3,202,000 or 49% in the six months ended June 30, 2000 as compared to the same period in 1999. The majority of this growth is being experienced in the States of New York and Massachusetts. Growth has been fairly uniform in its distribution between the various commercial package, commercial auto and supporting commercial lines products which Mountain Valley offers.

         Over the remainder of 2000, as AY 2000 losses become more prevalent in relation to older accident years, Mountain Valley's net results should begin to reflect its underwriting operations, in addition to the expenses related to the deployment of technology platforms previously noted.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's book value increased to $13.37 per share at June 30, 2000 from $12.97 per share at December 31, 1999. The sources of the net increase were net income of $889,000 or $0.42 described previously, offset by a decrease of $0.02 (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale under SFAS No. 115.

         Interest rates have continued to move upward, causing unrealized losses during this period in the Registrant's investment portfolio. Because the Insurance Companies' investment portfolios are composed completely of securities that are generally highly liquid and no default notices have been received on any of those securities, there are no grounds to believe that the unrealized losses incurred are other than temporary. In addition, the combination of the duration of the portfolio being sufficiently short, combined with the highly liquid nature of those securities and the Registrant's proclivity to hold bonds to maturity, the par value of bonds should be fully realized at maturity, resulting in those unrealized losses being temporary.

         The net unrealized loss of fixed maturity investments, net of applicable deferred taxes, and included in accumulated other comprehensive loss in the condensed consolidated balance sheet as of June 30, 2000 was $1,817,000 or $.86 per share.

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

OPERATING AND INVESTING ACTIVITIES

         Net cash provided by operating activities were $4,688,000 and $1,457,000 in the six months ended June 30, 2000 and 1999, respectively. The increase in cash flow from operating activities in the six months ended June 30, 2000 as compared to 1999 reflects the positive results of Motor Club and Preserver.

         Excluding the acquisition of Mountain Valley, net cash utilized in investing activities was $5,187,000 in 2000 and $875,000 in 1999 reflecting the investment of cash provided by operating and financing activities.

FINANCING ACTIVITIES

         The Registrant paid no dividend on its common stock in 2000 or 1999.

         The Registrant issued $11.5 million of Promissory Notes on February 28, 2000.

         The Registrant has no other material outstanding capital commitments that would require additional financing.

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

                                      MOTOR CLUB OF AMERICA



                                      /s/ Stephen A. Gilbert
                                      -----------------------------------------
                                      By: Stephen A. Gilbert
                                          President and Chief Executive Officer



                                      /s/ Patrick J. Haveron
                                      -----------------------------------------
                                      By: Patrick J. Haveron
                                          Executive Vice President -
                                          Chief Executive Officer
                                          Chief Financial Officer
                                          and Chief Accounting Officer

Dated:   August 14, 2000