Form 10-Q
period 2000-09-30
MOTOR CLUB OF AMERICA
filed 2000-11-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended                             Commission File No.
        ------------------                            -------------------
        September 30, 2000                                   0-671

                              MOTOR CLUB OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                                   22-0747730
        ------------------------                       -------------------
        (State of Incorporation)                        (I.R.S. Employer
                                                       Identification No.)


    95 Route 17 South, Paramus, New Jersey                    07653
   ----------------------------------------                  --------
   (Address of principal executive offices)                  Zip Code

        Registrant's telephone nNumber, including area code (201) 291-2000
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   x  .    No      .
                                         -----        -----

2,124,387 shares of Common Stock were outstanding as of November 8, 2000.




                                     1 OF __

                              MOTOR CLUB OF AMERICA
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

                                   ----------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               SEPTEMBER 30,     DECEMBER 31,
                                                    2000             1999
                                               -------------     ------------
     ASSETS

Investments                                    $104,441,525      $ 86,981,849
Cash and cash equivalents                         1,088,261           443,733
Premiums receivable                              35,222,282        27,132,246
Reinsurance recoverable on
 paid & unpaid losses and
 loss expenses                                   35,579,038        21,163,574
Notes and accounts receivable                       212,700           212,598
Deferred policy acquisition costs                12,522,339        10,560,763
Fixed assets - at cost, less
 accumulated depreciation                         3,105,928         1,858,621
Prepaid reinsurance premiums                      4,051,759         1,485,450
Federal income tax recoverable                      --                 54,026
Deferred tax asset                                4,025,843         4,128,766
Goodwill, less accumulated
 amortization                                     1,682,327         1,745,848
Other assets                                      1,544,106         1,470,744
                                               ------------      ------------
    Total Assets                               $203,476,108      $157,238,218
                                               ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Losses and loss expenses                       $ 92,760,519      $ 70,983,383
Unearned premiums                                48,182,569        38,698,028
Other liabilities                                 9,769,944         9,997,359
Convertible subordinated debentures              10,000,000        10,000,000
Notes payable                                    11,500,000           --
Federal income taxes payable                        402,744           --
                                               ------------      ------------
    Total Liabilities                           172,615,776       129,678,770
                                               ------------      ------------
Shareholders' Equity:
Common Stock, par value $.50 per share:
 (Authorized - 10,000,000 shares;
 issued and outstanding - 2,124,387
 (2000 and 1999)                                  1,062,194         1,062,194
Paid in additional capital                        2,066,089         2,066,089
Accumulated other comprehensive loss             (4,156,456)       (5,036,515)
Retained earnings                                31,888,505        29,467,680
                                               ------------      ------------
     Total Shareholders' Equity                  30,860,332        27,559,448
                                               ------------      ------------
     Total Liabilities and
       Shareholders' Equity                    $203,476,108      $157,238,218
                                               ============      ============


                     (Financial statements should be read in
                    conjunction with the accompanying notes)

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

                                   ----------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Nine Months Ended                For the Three Months Ended
                                          September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                          ------------------   ------------------   ------------------   ------------------

  REVENUES:

Insurance premiums (net of
 premiums ceded totaling
 $9,196,634,$5,299,714
 ($143,519) and $1,632,198)                  $61,983,283          $39,643,239          $22,916,035          $13,376,548
Net investment income                          4,673,887            3,600,727            1,695,897            1,215,870
Realized gains on sales
 of investments                                    8,263                5,365                3,739                  (13)
Other revenues                                   132,000              109,579               29,824               34,679
                                             -----------          -----------          -----------          -----------
     Total revenues                           66,797,433           43,358,910           24,645,495           14,627,084
                                             -----------          -----------          -----------          -----------

  LOSSES AND EXPENSES:

Insurance losses and
 loss expenses incurred
 (net of reinsurance recoveries
 totaling $11,014,091, $2,832,542
 $2,871,440 and $989,726)                     41,186,980           28,413,303           15,091,837           10,873,022
Amortization of deferred policy
 acquisition costs and
 other operating expenses                     21,472,620           12,355,499            7,923,648            3,722,468
Interest expenses                              1,366,976              176,858              525,966               70,062
Amortization of goodwill                          63,522                   --               21,174                   --
Merger expenses                                  354,097              800,000                   --              800,000
                                             -----------          -----------          -----------          -----------
     Total losses and expenses                64,444,195           41,745,669           23,562,625           15,465,552
                                             -----------          -----------          -----------          -----------

Income before Federal
 income taxes                                  2,353,238            1,613,241            1,082,870             (838,468)

Provision (benefit) before
 Federal Income taxes:
          current                                 39,576               45,159               17,597              (10,699)
          deferred                              (119,758)            (558,717)            (479,124)            (957,514)
                                             -----------          -----------          -----------          -----------
Total (benefit) for
 Federal income taxes                            (80,182)            (513,558)            (461,527)            (968,213)
                                             -----------          -----------          -----------          -----------
Net income                                   $ 2,433,420          $ 2,126,799          $ 1,544,397          $   129,745
                                             ===========          ===========          ===========          ===========

Net income per common share:
Basic                                        $      1.15          $      1.01          $      0.73          $      0.06
                                             ===========          ===========          ===========          ===========
Diluted                                      $      1.15          $      1.00          $      0.73          $      0.06
                                             ===========          ===========          ===========          ===========

WEIGHTED AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:

Basic                                          2,124,387            2,116,429            2,124,387            2,116,429
                                             ===========          ===========          ===========          ===========
Diluted                                        2,124,387            2,140,275            2,124,387            2,173,028
                                             ===========          ===========          ===========          ===========


                     (Financial statements should be read in
                    conjunction with the accompanying notes)

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

                                   ----------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the Nine Months Ended
                                             -------------------------------------------------------------
                                                 September 30, 2000                 September 30, 1999
                                             --------------------------         --------------------------

OPERATING ACTIVITIES:
Net income                                   $  2,433,420                       $  2,126,799
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Net assets of North East                              0                         (1,653,398)
  Depreciation and amortization                   681,062                            474,687
  Gain on sale of investments                      (8,263)                            (5,365)
Changes in:
  Deferred policy
    acquisition costs                            (538,723)                           783,467
  Premiums receivable                          (2,056,323)                           523,229
  Notes and accounts
    receivable                                       (102)                           (61,504)
  Other assets                                    177,647                            (16,978)
  Losses and loss expenses                      9,032,024                          5,321,983
  Unearned premiums                            (1,025,789)                        (2,702,923)
  Federal income tax - current                     39,576                             45,358
  Federal income tax - deferred                  (121,622)                          (558,717)
  Other liabilities                            (2,564,580)                          (748,468)
  Reinsurance recoverable on
    paid and unpaid losses                     (1,715,354)                          (828,280)
  Prepaid reinsurance premiums                  1,808,821                            (14,352)
                                             ------------                       ------------
Net cash provided by
  operating activities                                       $6,141,794                         $2,685,528

INVESTING ACTIVITIES:
  Investments purchased                      (110,530,936)                       (75,516,508)
  Fixed assets purchased                       (1,701,826)                          (489,140)
  Acquisition of Moutain Valley,
    net of cash acquired                       (3,962,753)
  Proceeds from sales and
    maturities of investments                  99,198,249                          72,648,259
                                             ------------                        ------------
Net cash used in
  investing activities                                      (16,997,266)                        (3,357,389)

FINANCING ACTIVITIES:
  Proceeds from notes payable                  11,500,000                              -
  Convertible subordinated debentures               -                             10,000,000
                                             ------------                       ------------
  Net cash provided by financing activities                  11,500,000                         10,000,000
                                                             ----------                         ----------
Net increase in cash and
  cash equivalents                                              644,528                          9,328,139
Cash and cash equivalents at
  beginning of period                                           443,733                          2,773,427
                                                             ----------                         ----------
Cash and cash equivalents at
  end of period                                              $1,088,261                        $12,101,566
                                                             ==========                         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                $1,240,701                        $  161,293
                                                             ==========                         ==========

Federal income taxes paid                                     $  -                             $    -
                                                             ==========                         ==========

NON CASH INVESTING ACTIVITIES:

Invested assets and shareholders' equity increased by $880, 059 and decreased by $2,291,426 in 2000 and 1999, respectively, as a result of changes in market value, net of taxes, pertaining to the Registrant's application of SFAS No. 115
- ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

                     (Financial statements should be read in
                    conjunction with the accompanying notes)

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES

                                   ----------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                 For the Nine Months Ended                   For the Three Months Ended
                                          September 30, 2000     September 30, 1999    September 30, 1999    September 30, 1999
                                          ------------------     ------------------    ------------------    ------------------

Net income                                    $ 2,433,420           $  2,126,799          $ 1,544,397           $   129,745
Other comprehensive income (loss):
  Unrealized gains(losses)on
   securities, net of tax:
   Unrealized holding gains (losses)
    arising during the period                     885,513            (2,287,885)              931,339              (279,155)
   Less: reclassification adjustment
    for gains included in earnings                 (5,454)               (3,541)               (2,468)                    9
                                              -----------           -----------           -----------           -----------
Other comprehensive income (loss)                 880,059            (2,291,426)              928,871              (279,146)
                                              -----------           -----------           -----------           -----------
Comprehensive income                          $ 3,313,479           $  (164,627)          $ 2,473,268           $  (149,401)
                                              ===========           ===========           ===========           ===========


                               (Financial statements should be read in
                              conjunction with the accompanying notes)

                              MOTOR CLUB OF AMERICA
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.  BASIS OF PREPARATION AND PRESENTATIONS

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

3.  FEDERAL INCOME TAXES

         The Registrant and its subsidiaries file a consolidated Federal income tax return. In the three and nine month periods ended September 30, 2000 and 1999, the provision for Federal income taxes resulted in effective tax rates different from the expected statutory Federal income tax rates, principally as a result of (i) certain adjustments, principally those enacted under the Tax Reform Act of 1986; (ii) utilization of Net Operating Loss ("NOL") carryforwards; (iii) in 1999, the recognition as deferred tax assets, certain tax credit carryforwards for alternative minimum tax purposes totaling $234,000; and (iv) in both 2000 and 1999, the recognition as deferred tax assets additional NOL's from an insolvent subsidiary totaling $577,000 and $641,000, respectively.

         The Registrant has NOL carryforwards of $10,002,710 remaining, which expire beginning in 2009. The NOL carryforward includes $5,757,122 attributable to North East, which expire in 2015; under the prevailing tax laws, these losses must be offset against taxable income of North East only, are not available to offset taxable income of other operations and are subject to an estimated annual limitation of $587,000.

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

         The Preserver Insurance Group consists of Preserver, which writes small commercial and homeowners insurance in New Jersey, and Mountain Valley, which writes small and mid-sized commercial insurance in New England and New York. The Preserver Insurance Group is rated B++ (Very Good) by A.M. Best Company ("Best"). American Colonial plans to commence operations in New York in the fourth quarter 2000, writing commercial lines in tandem with Mountain Valley.

         Motor Club writes private passenger automobile insurance ("PPA") in New Jersey and is rated B+ (Very Good) by Best. North East writes personal automobile and small commercial lines insurance in the State of Maine and is rated B (Fair) by Best.

         The Registrant is pursuing a strategy to: (1) increase its identification as a provider of small and mid-sized commercial lines insurance and has continued to expand its product line in support of this objective; and
(2) expand and diversify its insurance operations outside the State of New Jersey. The Registrant believes that both of these objectives can be attained through the acquisition of other insurance companies that present opportunities to write these product lines in different geographic areas. The Registrant expects to continue to follow this strategy.

         Mountain Valley was acquired on March 1, 2000; North East was acquired in September 1999. The Registrant believes that these acquisitions fully establish it as a regional commercial lines company in the New England and Mid-Atlantic regions. As evidence of this, only 44% of the Registrant's consolidated revenues emanated from New Jersey PPA in the first nine months of 2000, the lowest in its history. This percentage is expected to continue to decline in the future.

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

RESULTS OF OPERATIONS

         The consolidated results of operations include, using the purchase method of accounting, the results of operations of North East for the three and nine months ended September 30, 2000 and Mountain Valley for the three months ended September 30, 2000 and from March 1, 2000, the date of acquisition. North East and Mountain Valley are collectively referred to as the

"Acquired Companies". The table below details the results of operations for the Acquired Companies as included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2000:

                                                               Three Months Ended September 30, 2000
                                                      --------------------------------------------------------
                                                          North              Mountain           Total Acquired
                                                          East                Valley               Companies
                                                      -----------           ----------          --------------

Insurance premiums                                    $ 4,795,669           $4,237,154           $ 9,032,823
Net investment income                                     268,566              209,514               478,080
Realized investment gains                                   3,739                   --                 3,739
                                                      -----------           ----------           -----------
Total revenues                                          5,067,974            4,446,668             9,514,642
                                                      -----------           ----------           -----------

Losses and loss adjustment expenses incurred            2,593,727            2,734,150             5,327,877
Amortization of deferred policy acquisition
   costs and other operating expenses                   1,825,197            1,805,265             3,630,462
                                                      -----------           ----------           -----------
Total losses and expenses                               4,418,924            4,539,415             8,958,339
                                                      -----------           ----------           -----------

Income (loss) before Federal income taxes                 649,050              (92,747)              556,303
Provision (benefit) for Federal income taxes              220,677              (33,114)              187,563
                                                      -----------           ----------           -----------
Net income (loss)                                     $   428,373           $  (59,633)          $   368,740
                                                      ===========           ==========           ===========

Loss ratio                                                   54.1%                64.5%                 59.0%
Expense ratio                                                38.1%                42.6%                 40.2%
                                                      -----------           ----------           -----------
Combined ratio                                               92.2%               107.1%                 99.2%
                                                      ===========           ==========           ===========


                                                                Nine Months Ended September 30, 2000
                                                      --------------------------------------------------------
                                                          North              Mountain           Total Acquired
                                                          East                Valley               Companies
                                                      -----------           ----------          --------------

Insurance premiums                                    $13,720,062           $9,617,024           $23,337,086
Net investment income                                     742,872              339,598             1,082,470
Realized investment gains                                   3,739                   --                 3,739
                                                      -----------           ----------           -----------
Total revenues                                         14,466,673            9,956,622            24,423,295
                                                      -----------           ----------           -----------

Losses and loss adjustment expenses incurred            9,121,602            6,231,066            15,352,668
Amortization of deferred policy acquisition
   costs and other operating expenses                   4,681,206            3,709,866             8,391,072
                                                      -----------           ----------           -----------
Total losses and expenses                              13,802,808            9,940,932            23,743,740
                                                      -----------           ----------           -----------

Income before Federal income taxes                        663,865               15,690               679,555
Provision for Federal income taxes                        225,714                5,335               231,049
                                                      -----------           ----------           -----------
Net income                                            $   438,151           $   10,355           $   448,506
                                                      ===========           ==========           ===========

Loss ratio                                                   66.5%                64.8%                 65.8%
Expense ratio                                                34.1%                38.6%                 36.0%
                                                      -----------           ----------           -----------
Combined ratio                                              100.6%               103.4%                101.8%
                                                      ===========           ==========           ===========

         In addition, the Registrant incurred in the first quarter of 2000, $268,000 or $.13 per share, net of taxes, in expenses related to the acquisition of Mountain Valley. During the third quarter 1999, the Registrant incurred expenses related to the North East acquisition totaling $597,000 or $.28 per share, net of taxes.

         For purposes of the following discussion, the North East and Mountain Valley results and the non-recurring acquisition expenses are excluded in order to afford comparability. This discussion is referred to as "Recurring Operations". The Mountain Valley and North East results are discussed separately below.

RECURRING OPERATIONS

         Net income from Recurring Operations increased $449,000 or $.21 per share and decreased $471,000 or $.23 per share in the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in 1999.

         However, results from Recurring Operations for the three and nine month period ended September 30, 2000 and 1999 included the following unusual or non-recurring events: 1) losses and expenses from Hurricane Floyd in September 1999 totaling $482,000 or $.23 per share; 2) in the three and nine months ended September 30, 1999, recognition as deferred tax assets, certain minimum tax credits not previously recognized totaling $115,000 or $.05 per share and $234,000 or $.11 per share, respectively; and 3) in September 2000 and 1999, recognition as deferred tax assets of additional net operating loss carryforwards from an insolvent subsidiary not previously recognized totaling $597,000 or $.28 per share and $641,000 or $.30 per share, respectively.

         Excluding these items, net income from Recurring Operations increased $125,000 or $.06 basic net income per share and decreased $677,000 or $.32 basic net income per share in the three and nine months ended September 30, 2000 as compared to the same periods in 1999, respectively.

         In the three months ended September 30, 2000, the improvement in earnings is principally due to continuing improvements in Preserver's pre-tax operations due to lower loss ratios and positive revenue growth, offset by higher interest expense related to the Notes and Debentures.

         In the nine months ended September 30, 2000, the decline in earnings is principally due to higher interest expense related to the Notes and Debentures as well as lower pre-tax earnings from the PPA operations as a result of the New Jersey Automobile Cost Reduction Act ("AICRA") rate rollback, offset by continuing improvements in Preserver's pre-tax operations due to lower loss ratios and positive revenue growth.

         Excluding the unusual and non-recurring items, the combined ratio for the three and nine month periods ended September 30, 2000 was 101.3% and 100.7% as compared to 106.0% and 101.8% in the same periods in 1999.

REVENUES

INSURANCE PREMIUMS

         Insurance premiums from Recurring Operations increased 507,000 or 4% and declined $997,000 or 3% in the three and nine months ended September 30, 2000 compared to the same period in 1999, respectively. Although smaller than in prior periods, continuing decreases in Motor Club PPA premium due to the rate rollback in New Jersey were offset by increases in Commercial Lines business written by Preserver.

         The following table details the changes in insurance premiums from Recurring Operations and underlying in force policy counts for the nine months ended September 30, 2000 as compared to the same period in 1999:

                                 Change in              Change in
Class of Business               Net Premium  Percent   Policy Count Percent
                                -----------  -------   ------------ -------

Private Passenger Automobile    $(2,140,000)    (7)%        116        --%
Commercial Lines                  1,093,000     18%         508         9%
Personal Property                    50,000      1%        (349)       (3)%
                                ------------   ----        -----      ----
Total                           $  (997,000)    (3)%        275         1%
                                ============   ====        =====      ====

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

NET INVESTMENT INCOME

         Net investment income from Recurring Operations increased $2,000 or less than 1% for the three months ended September 30, 2000 and decreased $9,000 or less than 1% for the nine months ended September 30, 2000 as compared to the same periods in 1999.

         Recurring Operations average invested assets for the nine month period ended September 30, 2000 were $74,002,000 compared to $75,196,000 for the same period in 1999. The investment portfolio (including short-term investments but excluding realized capital gains) yielded 6.49% for the nine months ended September 30, 2000 as compared to 6.37% for the same period in 1999.

LOSSES AND EXPENSES

LOSSES AND LOSS EXPENSES INCURRED

         Loss and loss expenses incurred from Recurring Operations decreased $1,109,000 or 10% and $2,579,000 or 9% in the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. As noted previously, losses and loss expenses incurred include $523,000 from Hurricane Floyd in September 1999. Loss ratios for the three and nine month periods ended September 30, 2000 were as follows:

                        Three Months Ended                         Nine Months Ended
             ---------------------------------------   ---------------------------------------
             September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
             ------------------   ------------------   ------------------   ------------------

Motor Club          74.4%                81.6%                71.4%                74.2%
Preserver           60.3%                80.3%                56.1%                64.6%
                    ----                 ----                 ----                 ----
Total               70.3%                81.3%                66.9%                71.7%
                    ====                 ====                 ====                 ====


         The absence of catastrophe losses in 2000 enabled more favorable comparisons to 1999 to emerge; notwithstanding catastrophe losses, Preserver has continued to produce excellent net loss ratios in the third quarter 2000, as it has for the entire year. Motor Club's PPA loss ratio in the third quarter 2000 was poorer than it had been in the first six months of the year, primarily due to poorer Accident Year ("AY") 2000 loss ratios in Personal Injury Protection ("PIP") (No Fault) first party medical claims and collision claims. The Registrant does note that the initial results in PIP for AY 2000 have been consistent with those poorer results experienced in AY 1999 after the AICRA rate rollback and related reforms were implemented.

         This has been offset in calendar year 2000 by improved AY 2000 experience in third party claims, including reduced litigation, in Motor Club's Bodily Injury ("BI") coverages. While this is consistent with the stated objectives of the AICRA reforms (as detailed in the Registrant's Annual Report on Form 10-K), the Registrant believes it is premature to conclude that such favorable BI development will continue.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND OTHER OPERATING EXPENSES

         Excluding unusual and non-recurring items noted previously, expenses from Recurring Operations increased $629,000 or 17% and $785,000 or 6% in the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This produced an expense ratio of 33.8% as compared to 31.1% for the nine months ended September 30, 2000 and 1999, respectively. The increase in the expense ratio is due to the continuing reductions in insurance premium resulting from the AICRA rate rollback and higher overhead expenditures, including salaries, related to the Registrant's growth strategies.

         The Registrant remains committed to reducing overhead expenses relative to premium volume. However, the Registrant is presently making certain capital improvements in the Acquired Companies, particularly with regard to technology platforms at Mountain Valley and also at Preserver. These capital outlays are anticipated to total approximately $1.5 million in 2000, with additional similar investments also anticipated in 2001 and beyond. The depreciation of these improvements, along with associated implementation and conversion costs, are expected to cause an increase in the Registrant's expenses in future periods beginning in the fourth quarter of 2000. However, the Registrant also anticipates that these improvements will enable Mountain Valley and Preserver to grow efficiently in the future and will ultimately result in cost savings in 2001 and beyond. Therefore, any increase in expenses is expected to be temporary, and should result in a lower expense ratio in the future.

NORTH EAST

         North East's net income of $428,000 and $438,000 for the three and nine months ended September 30, 2000, is generally typical for these periods of the calendar year, respectively. North East experiences increased frequency and severity of automobile claims directly resulting from winter weather. The loss ratio for the three and nine months ended September 30, 2000 was 54.1% and 66.5% as compared to 62.3% and 69.9% in the same periods in 1999, respectively. Despite the 35% growth in insurance premium in 2000 as compared to 1999, North East's loss ratio reflects an increase in a limited number of severe losses that have occurred in 2000.

         Despite the increase in severe losses, North East's net income is significantly better than the net loss of $662,000 and $1,257,000 reported in the three and nine months ended September 30, 1999. This is primarily attributable to significantly lower expenses, particularly reinsurance costs, salaries and $1,157,000 in non-recurring expenses in 1999, primarily severance and expenses incurred in conjunction with North East's acquisition by the Registrant. As a result, the expense ratio for the nine months ended
September 30, 2000 was 34.1% as compared to 57.8% in 1999. An additional contributing factor to the improved ratios is revenue growth of 34%, which in part is affected by the aforementioned reductions in reinsurance costs, combined with growth in all aspects of North East's insurance products. North East introduced a commercial package product in the State of Maine similar to that offered by Preserver in the third quarter of 2000.

MOUNTAIN VALLEY

         The bulk of Mountain Valley's income from operations through September 30 is the result of investment income being generated from positive cash flow. Under the terms of the Purchase Agreement, Mountain Valley is running off the 100% quota share it maintained with a former affiliate. Therefore: 1) there is no loss development, adverse or favorable, net of non-affiliated reinsurance, that the Registrant will retain on loss occurrences prior to March 1, 2000; and
2) only Mountain Valley loss occurrences on or after March 1, 2000 will be retained, net of reinsurance, by the Registrant. Based on the short period of time that Mountain Valley has been owned by the Registrant, no meaningful loss trends on AY 2000 have been discerned and reserves are being provided based on Mountain Valley's historical development patterns prior to application of the quota share.

         Given the quota share reinsurance protection that Mountain Valley has, loss payments are presently very low in relation to losses incurred and therefore Mountain Valley is generating very positive cash flow, with $3,050,000 in cash flow from operations in the period from acquisition through September 30, 2000. These assets are being invested in a manner that reflects the ultimate liability payment patterns anticipated by Mountain Valley and applying an investment philosophy similar to the other insurance units of the Registrant.

         Mountain Valley's recurring direct premiums written have grown $4,399,000 or 39% in the nine months ended September 30, 2000 as compared to the same period in 1999. The majority of this growth is being experienced in the States of New York and Massachusetts. Growth has been fairly uniform in its distribution between the various commercial package, commercial auto and supporting commercial lines products which Mountain Valley offers.

         Over the remainder of 2000, as AY 2000 losses become more prevalent in relation to older accident years, Mountain Valley's net results should begin to reflect its underwriting operations, in addition to the expenses related to the deployment of technology platforms previously noted.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's book value increased to $14.53 per share at September 30, 2000 from $12.97 per share at December 31, 1999. The sources of the increase were net income of $1.15 described previously, and an increase of $0.41 (net of deferred taxes) in the market value of fixed maturity investments accounted for as available-for-sale under SFAS No. 115.

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

         The net unrealized loss of fixed maturity investments, net of applicable deferred taxes, and included in accumulated other comprehensive loss in the condensed consolidated balance sheet as of September 30, 2000 as $888,000 or $.42 per share.

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

OPERATING AND INVESTING ACTIVITIES

         Net cash provided by operating activities were $6,142,000 and $2,686,000 in the nine months ended September 30, 2000 and 1999, respectively. The increase in cash flow from operating activities in the nine months ended September 30, 2000 as compared to 1999 reflects the positive results of Motor Club and Preserver.

         Excluding the acquisition of Mountain Valley, net cash utilized in investing activities was $13,035,000 in 2000 and $3,357,000 in 1999 reflecting the investment of cash provided by operating and financing activities.

FINANCING ACTIVITIES

         The Registrant paid no dividend on its common stock in 2000 or 1999.

         The Registrant issued $11.5 million of Promissory Notes ("Notes") on February 28, 2000. The increase in interest paid of $1,079,000 in 2000 as compared to 1999 is due to the issuance of the Notes, in addition to the issuance of $10 million in Convertible Subordinated Debentures in September 1999.

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

                                        MOTOR CLUB OF AMERICA


                                        /s/ Stephen A. Gilbert
                                        -------------------------------------
                                        By: Stephen A. Gilbert
                                        President and Chief Executive Officer



                                        /s/ Patrick J. Haveron
                                        -------------------------------------
                                        By: Patrick J. Haveron
                                        Executive Vice President -
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        and Chief Accounting Officer

Dated:   November 14, 2000