Form 10-K405
period 2000-12-31
MOTOR CLUB OF AMERICA
filed 2001-04-17
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                          Commission  File Number
 December 31, 2000                                0-671

                              MOTOR CLUB OF AMERICA
             (Exact name of registrant as specified in its charter)

       New Jersey                               22-0747730
(State of incorporation)             (I.R.S. Employer Identification No.)

95 Route 17 South, Paramus, New Jersey              07653
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting Common Stock (par value $.50 per share) held by non-affiliates on March 23, 2000 was $7,653,221 based on the closing selling price of $7.188 per share.

2,124,387 shares of Common Stock were outstanding as of March 23, 2001.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement issued in conjunction with the June 6, 2001 Annual Meeting of Shareholders (Part III).

                              MOTOR CLUB OF AMERICA
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2000

                                                        PAGE
          PART I

ITEM 1.   BUSINESS                                        4
ITEM 2.   PROPERTIES                                     41
ITEM 3.   LEGAL PROCEEDINGS                              41
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF             41
          SECURITY HOLDERS

          PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY      43
          AND RELATED STOCKHOLDER MATTERS
ITEM 6.   SELECTED FINANCIAL DATA                        44
ITEM 7.   MANAGEMENT'S DISCUSSION AND                    45
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
ITEM 8.   FINANCIAL STATEMENTS AND                       72
          SUPPLEMENTARY DATA
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH              72
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF            72
          THE REGISTRANT
ITEM 11.  EXECUTIVE COMPENSATION                         72
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN                  72
          BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED              72
          TRANSACTIONS

          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS                 73
          SCHEDULES AND REPORTS ON FORM 8-K


Cautionary Statement

     This Report on Form 10-K contains statements that are not historical facts and are considered "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as "believes", "expects", "may", "will", "should", "anticipates", the negatives thereof, or by discussions of strategy. Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company. These include, but are not limited to, the cyclical nature of the property casualty insurance industry, the impact of competition, product demand and pricing, claims development and the process of estimating reserves, the level of the Company's retentions, catastrophe and storm losses, legislative and regulatory developments, changes in the ratings assigned to the Company by rating agencies, investment results, availability of reinsurance, availability of dividends from our insurance company subsidiaries, investing substantial amounts in our information systems and technology, the ability of our reinsurers to pay reinsurance recoverables owed to us, our entry into new markets, our acquisition of North East Insurance Company on September 24, 1999, our acquisition of Mountain Valley Indemnity Company on March 1, 2000, our successful integration of these acquisitions, potential future tax liabilities related to an insolvent subsidiary and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede our ability to charge adequate rates, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

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

     Unless otherwise indicated all references in this Form 10-K to "Motor Club of America", "we", "us", "our" "the Company" or similar terms refer to Motor Club of America together with its subsidiaries.

     We own and operate five regionally focused property and casualty insurance companies, including companies that specialize in small and mid-sized commercial insurance.

     The Preserver Insurance Group consists of Preserver Insurance Company ("Preserver"), which writes small commercial and homeowners insurance presently in New Jersey, and Mountain Valley Indemnity Company ("Mountain Valley"), which writes small and mid-sized commercial insurance presently in New England and New York. American Colonial Insurance Company ("American

Colonial") plans to commence operations in New York in 2001, writing commercial lines in tandem with Mountain Valley.

     North East Insurance Company ("North East") writes personal automobile ("PPA") and small commercial lines insurance in the State of Maine. Motor Club of America Insurance Company ("Motor Club") writes PPA insurance in New Jersey.

     We are pursuing a strategy to: (1) increase our identification as a provider of small commercial lines insurance and have continued to expand our product lines in support of this objective; and (2) expand and diversify our insurance operations outside the State of New Jersey. We believe that both of these objectives can be attained through the acquisition of other insurance companies, which present opportunities to write these product lines in different geographic areas, and we expect to continue to follow this strategy.

     On September 24, 1999, we acquired North East and its subsidiaries, which include American Colonial. North East was incorporated in 1965 in the State of Maine. American Colonial was incorporated in 1982 and has not written any insurance coverage since March 1990. American Colonial is domiciled in New York. On March 1, 2000, we acquired Mountain Valley, which was incorporated in 1995 in the State of New Hampshire.

     We believe that these acquisitions fully establish us as a regional commercial lines company in New England and the Mid-Atlantic regions. Motor Club, Preserver, Mountain Valley, North East and American Colonial are collectively referred to as the "Insurance Companies" in this Form 10-K.

     The Company has restated certain financial information for prior periods, which is discussed in Note V of the Notes to Consolidated Financial Statements.

(b)  Financial Information About Segments

     We have four segments, which consist of the active insurance subsidiaries and a corporate segment. Financial information about these segments is set forth in Note T of the Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

General

     The Insurance Companies underwrite a broad line of commercial and personal property and casualty coverages, including commercial multi-peril, automobile and workers' compensation through approximately 300 independent producers in seven states.

     We anticipate continuing to grow our small commercial and ancillary coverages written by Preserver in the State of New Jersey, Mountain Valley in the States of New York, Massachusetts, New Hampshire, Vermont, Rhode Island and Maine and American Colonial in New York. We expect North East to increase its emphasis of small commercial coverages as well. To improve our competitiveness in the commercial lines market place, we plan to license Preserver and Mountain Valley in the same states where the other is conducting business.

     Motor Club and North East write PPA business in the States of New Jersey and Maine, respectively. Although PPA business is expected to increase as well, we anticipate that this business will continue to decrease as a percentage of the total consolidated revenues.

     On March 1, 2000, Preserver and Mountain Valley entered into an Insurance Pooling Agreement (discussed on page 15) and formed the Preserver Insurance Group. In March 2000, the Preserver Insurance Group was rated B++ (Very Good) by A.M. Best.

     At December 31, 2000, Motor Club is separately rated B+ (Very Good) by Best; North East is rated B (Fair). American Colonial plans to commence insurance operations in New York in 2001.

     Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. We believe that the Best rating is an important factor in marketing the Insurance Companies' products.

     Effective July 1, 1998, Motor Club began converting its existing policies from six month terms to twelve month policy terms ( the "Policy Term Conversion"). While the Policy Term Conversion temporarily increased the amount of premiums written by Motor Club in 1998, it did not affect the amount of premiums earned. The Policy Term Conversion was implemented to reduce the frequency of renewal, thereby increasing operating efficiency and service levels and reducing expenses.

     Our results include the operations of North East since its acquisition on September 24, 1999, and Mountain Valley since its acquisition on March 1, 2000. The tables which follow set forth these direct premiums written and earned, by line of insurance, for the last five years:

                             Direct Written Premiums
              (Amounts in Thousands - Exclusive of Service Charges)

                                      2000               1999                1998               1997               1996
                                 Direct  Percent    Direct  Percent     Direct  Percent    Direct  Percent    Direct  Percent
Program                         Premium  of Total  Premium  of Total   Premium  of Total  Premium  of Total  Premium  of Total
-------                         -----------------  -----------------   -----------------  -----------------  -----------------
Commercial:
Preserver                       $13,827    13.9%   $11,504    18.6%    $ 9,672     13.7%   $8,019    13.9%    $6,744    12.5%
Mountain Valley                  20,367    20.5%        --      --          --       --        --      --         --      --
North East                        5,148     5.2%       900     1.5%         --       --        --      --         --      --
                                -------   -----    -------   -----     -------    -----   -------   -----    -------   -----
Total Commercial                $39,342    39.5%   $12,404    20.1%    $ 9,672     13.7%   $8,019    13.9%    $6,744    12.5%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====

Personal Auto:
Motor Club                      $40,334    40.5%   $39,611    64.2%    $54,254     76.7%  $43,238    74.7%   $41,055    76.0%
North East                       13,154    13.2%     2,877     4.7%         --       --        --      --         --      --
                                -------   -----    -------   -----     -------    -----   -------   -----    -------   -----
Total Personal Auto             $53,488    53.7%   $42,488    68.9%    $54,254     76.7%  $43,238    74.7%   $41,055    76.0%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====

Other Personal:
Preserver                       $ 6,702     6.7%    $6,804    11.0%    $ 6,833      9.7%   $6,596    11.4%    $6,216    11.5%
                                -------   -----    -------   -----     -------    -----   -------   -----    -------   -----
Total Other Personal            $ 6,702     6.7%    $6,804    11.0%     $6,833      9.7%   $6,596    11.4%    $6,216    11.5%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====
Total Insurance
   Companies                    $99,532   100.0%   $61,696   100.0%    $70,759    100.0%  $57,853   100.0%   $54,015   100.0%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====

                             Direct Earned Premiums
              (Amounts in Thousands - Exclusive of Service Charges)

                                      2000               1999                1998               1997               1996
                                 Direct  Percent    Direct  Percent     Direct  Percent    Direct  Percent    Direct  Percent
Program                         Premium  of Total  Premium  of Total   Premium  of Total  Premium  of Total  Premium  of Total
-------                         -----------------  -----------------   -----------------  -----------------  -----------------
Commercial:
Preserver                       $12,634    13.3%   $10,508    16.6%     $8,916     15.0%   $7,698    13.4%    $6,526    12.6%
Mountain Valley                  18,583    19.5%        --      --          --       --        --      --         --      --
North East                        4,613     4.8%       957     1.5%         --       --        --      --         --      --
                                -------   -----    -------   -----     -------    -----   -------   -----    -------   -----
Total Commercial                $35,830    37.6%   $11,465    18.1%     $8,916     15.0%   $7,698    13.4%    $6,526    12.6%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====

Personal Auto:
Motor Club                      $39,214    41.4%   $41,781    65.9%    $43,631     73.6%  $43,381    75.4%   $39,242    75.6%
North East                       13,459    14.1%     3,291     5.2%         --       --        --      --         --      --
                                -------   -----    -------   -----     -------    -----   -------   -----    -------   -----
Total Personal Auto             $52,673    55.3%   $45,072    71.1%    $43.631     73.6%  $43,381    75.4%   $39,242    75.6%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====

Other Personal:
Preserver                       $ 6,797     7.1%    $6,843    10.8%     $6,764     11.4%   $6,422    11.2%    $6,152    11.8%
                                -------   -----    -------   -----     -------    -----   -------   -----    -------   -----
Total Other Personal            $ 6,797     7.1%    $6,843    10.8%     $6,764     11.4%   $6,422    11.2%    $6,152    11.8%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====
Total Insurance
   Companies                    $95,300   100.0%   $63,380   100.0%    $59,311    100.0%  $57,501   100.0%   $51,920   100.0%
                                =======   =====    =======   =====     =======    =====   =======   =====    =======   =====

     These tables exclude premiums written and earned by Mountain Valley in the State of Texas in 2000 (which are being transferred to another company not affiliated with us and are 100% reinsured) and any premiums written and earned by Mountain Valley and North East prior to their acquisition by us.

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

                                            December 31,
                                    2000        1999       1998
                                   -----------------------------
GAAP operating ratios:
  Loss ratio                        66.7%       72.8%      68.6%
  Expense ratio                     35.3%       36.4%      29.1%
                                   -----       -----       ----
  Combined ratio                   102.0%      109.2%      97.7%
                                   =====       =====       ====

Statutory operating ratios:
  Loss ratio                        69.1%       74.7%      69.9%
  Expense ratio                     36.2%       33.3%      28.8%
                                   -----       -----       ----
  Combined ratio                   105.3%      108.0%      98.7%
                                   =====       =====       ====


     In general, when the combined ratio is under 100%, underwriting results are considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio reflects underwriting results and not investment income, federal income taxes or other non-operating income or expense. Our operating income is generally a function of both underwriting results and investment income.

Reinsurance

     The Insurance Companies follow the customary industry practice of reinsuring a portion of their risks and paying to reinsurers a portion of the premiums received on the policies. The Insurance Companies' reinsurance programs permit greater diversification of business and the ability to write larger policies while limiting maximum net losses; in addition, the reinsurance programs are designed to protect against catastrophic losses. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, the Insurance Companies are subject to credit risk with respect to their reinsurers.

      Reinsurance for property losses of Preserver is maintained under a per risk excess of loss treaty affording recovery to $2 million, in excess of a retention of $100,000. On January 1, 2001, this retention was increased to $250,000. Preserver also maintains a 100% quota share treaty for boiler and machinery coverage.

     Casualty reinsurance is currently maintained for Motor Club and Preserver under an excess of loss treaty affording recovery up to $3 million, in excess of a retention, $150,000 to December 31, 1999, $200,000 in 2000 and $250,000
commencing January 1, 2001.

     Preserver also maintains reinsurance coverage for personal and commercial umbrella policies up to $2 million for personal lines policies and up to $5 million for commercial lines policies. Effective March 1, 1998, Preserver entered into reinsurance contracts for the workers' compensation policies it commenced writing on that date. An 80% quota share reinsurance contract on the first $500,000 of workers' compensation coverage has been implemented; an excess of loss treaty affording coverage up to $10 million in excess of the retention of $500,000 has also been implemented. After March 1, 2001, we expect to increase our retentions under these contracts, not materially however.

     Effective January 1, 1999, Preserver purchased aggregate stop loss reinsurance for all of its lines of business which provides $3 million coverage in excess of a loss ratio of 67.5% after the application of all other reinsurance. The treaty is subject to experience adjustments over a three-year period. This treaty affords Preserver protection against elevated levels of frequency or severity of losses, which are not consistent with its historical experience, and includes, but is not limited to, weather-related events, which may not rise to the level of a catastrophe, subject to a dollar limit. To date Preserver's results have not triggered any recoveries under this agreement.

     North East's principal reinsurance protection is provided through a combined per risk excess of loss treaty. Prior to 2000, this reinsurance afforded recovery to $1 million in excess of a retention of $50,000. On January 1, 2000, this retention was increased to $150,000.

     In addition, the Insurance Companies' catastrophe reinsurance program presently covers substantially all catastrophe losses in excess of $500,000 up to $42.5 million.

     Prior to March 1, 2000, the date we acquired Mountain Valley, Mountain Valley ceded 100% of its premiums, losses and expenses under a quota share treaty to Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, Inc., the seller ("Trinity Quota Share"). All cessions under the Trinity Quota Share are after the application of all third party reinsurance that Mountain Valley maintains.

     Effective March 1, 2000, under the terms of our Purchase Agreement, the Trinity Quota Share was terminated on a cut-off basis. Under the terms of the cut-off,

Mountain Valley will continue to cede 100% of losses and expenses incurred before March 1, 2000, including subsequent development of those losses and expenses. In addition, Trinity retained the premiums, losses and expenses on 79 policies in the State of New York until we renewed, canceled or non-renewed those policies at (or prior to) their expiration dates.

     Accordingly, as of March 1, 2000, Mountain Valley had and will continue to have no net unpaid loss and loss expense reserves for losses incurred before March 1, 2000. We are subject to credit risk should Trinity not be able to pay its obligations under the Trinity Quota Share. However, Trinity is presently rated A+ (Superior) by A.M. Best and has $846 million in surplus as regards policyholders as of December 31, 2000. Thus, we believe that such credit risk is not material at this time.

     Third party reinsurance for property and casualty losses of Mountain Valley are maintained under a combined per risk excess of loss treaty affording recovery to $5 million in excess of a retention of $250,000. Mountain Valley also maintains a third party 100% quota share treaty for boiler and machinery coverage and reinsurance coverage for commercial umbrella policies up to $5 million.

     Third party reinsurance for workers' compensation losses of Mountain Valley are maintained under excess of loss treaties affording recovery to $10 million (effective July 1, 2000) in excess of a retention of $50,000. This coverage had a limit of $5 million prior to July 1, 2000. Mountain Valley also purchases catastrophe coverage for workers compensation losses affording recovery to $20 million.

     Mountain Valley has also utilized extensively third party facultative reinsurance for certain risks that it underwrites which it does not believe are appropriate for coverage by its third party treaty reinsurance. Treaty reinsurance is reinsurance placed on an aggregate or portfolio basis covering all risks written by the Company as specified in the contract. Facultative reinsurance is reinsurance placed on a per risk basis, covering a specific insurance policy. During 2000, Mountain Valley ceded $1.2 million in facultative reinsurance to third party reinsurers, generally employing a retention of $250,000. In 2001, we plan to review Mountain Valley's utilization of facultative reinsurance to ensure that it provides the proper cost-benefit relationship.

    The Insurance Companies consider numerous factors in selecting reinsurers, the most important of which is the financial stability of the reinsurer. All of the Insurance Companies' reinsurers are presently rated A-(Excellent) or higher by A.M. Best. The Insurance Companies have not experienced any material collectibility problems for their reinsurance recoverables.

     We continually review all of the Insurance Companies' reinsurance coverages for pricing, adequacy of coverage and security. The terms and charges for reinsurance coverage are typically negotiated annually. The reinsurance market is subject to conditions that are similar to those in the direct property and casualty insurance market, and there can be no assurance that reinsurance will remain available to the Insurance Companies to the same extent and at the same cost currently maintained.

     During 2000, we took numerous steps to consolidate reinsurance coverages for the Insurance Companies with the appropriate reinsurers to gain economies of scale and improved purchasing power in the reinsurance market place. We will continue to conduct these reviews and take similar actions during 2001.

Insurance Pooling Agreement

     Effective March 1, 2000, Preserver and Mountain Valley entered into an intercompany pooling arrangement with each other and formed the Preserver Insurance Group ("Group"). The pooling is intended to permit a more uniform and stable underwriting result from year to year for both companies than they would experience individually and to spread the risk of loss among the pool participants. The Group therefore has at its disposal the underwriting capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread between both pool participants which each have its own capital and surplus. Regulation by state insurance departments is applied to the individual companies rather than to the pooling. The pooling enabled Mountain Valley to attain a Best rating as part of the Group it would not otherwise have been able to achieve, due to its insufficient operating experience, having commenced operations in 1995.

     Pursuant to the terms of the pooling agreement, Mountain Valley cedes 100% of its premiums and expenses on all of its business, and losses incurred after March 1, 2000 to Preserver. All of Preserver's premium and expenses on all of its business, and losses incurred after March 1, 2000 are included in the pooled business. Preserver then retrocedes to Mountain Valley 25% of the premiums, losses and expenses subject to the pooling. The pooling does not legally discharge either participant in the Group from its primary liability for the full amount of the policies ceded. We anticipate that American Colonial will join the pool when it recommences operations in 2001.

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

     The liabilities are adjusted accordingly with such adjustments being reflected in the current year operations. Apart from the emergence of PPA development for claims occurring in 1999 related to PPA legislation enacted in New Jersey (discussed below), no trends that are considered abnormal have been identified as of the most recent evaluation date, December 31, 2000.

     The following table presents a reconciliation of beginning and ending liability balances for 2000, 1999 and 1998, reported under GAAP:

            RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

                                                             2000           1999            1998
                                                          --------------------------------------
                                                                   (Thousands of Dollars)
Liability for losses and loss expenses, net of
    reinsurance  recoverables,  at  January 1             $52,529        $39,814         $32,884
Liability for losses and loss expenses, net
    of reinsurance recoverables,  North  East Acquisition       -          8,820               -
Incurred losses and loss expenses
   Provision for current year claims                       55,542         37,272          32,598
Increase in provision for prior years'
       claims                                                 166          3,359           3,881
Total incurred and loss expenses                           55,708         40,631          36,479
Payments for losses and loss expenses
   Payments on current year claims                         24,501         16,448          12,038
   Payments on prior years' claims                         23,541         20,288          17,511
   Total payments for losses and loss expenses             48,042         36,736          29,549
Liability for losses and loss expenses, net
    of reinsurance recoverables, at December 31            60,195         52,529          39,814
Reinsurance recoverables on unpaid losses
    and loss expenses, at December 31                      30,197         18,454          18,521
Liability for losses and loss expenses,
  gross of reinsurance recoverables,
     at December 31                                       $90,392        $70,983         $58,335

     The reconciliation shows a 2000 deficiency of $166,000 in the liability recorded at December 31, 1999. The small deficiency is primarily the result of generally neutral net development of reserves in all of the Insurance Companies during 2000; however, Motor Club did experience favorable development of losses occurring in 1999, offset by unfavorable development of losses occurring from 1996 to 1998.

     We believe that our book of business, particularly Motor Club's PPA book of business, has loss development characteristics which result in initial adverse development ("Initial Development") but ultimately develop closer to the reserves initially established. This Initial Development typically occurs during the first 24 to 36 months of a given year's reserves. Historically, the Initial Development has been offset by redundancies from older years approximating or greater than the Initial Development. However, as Motor Club's PPA book of business has grown, the Initial Development has been greater than the redundancies in older years. We believe that as the new PPA book of business written by Motor Club continues to stabilize and mature, the Net Cumulative Deficiency in the more recent years will decline and thus the deficiencies indicated will diminish, which did occur in 2000. We believe this pattern is supported by the generally sequential decline in the Net Cumulative Deficiency from the most recent year presented to the oldest year presented.

We also believe that the Initial Development referred to is generally consistent and identifiable in the table on page 24.

     We also believe that the 1996, 1997 and 1998 adverse development is attributable principally to losses which occurred in those years, primarily in Motor Club's PPA book of business. During 1996, 1997 and 1998, Motor Club's new PPA book of business was in its Initial Development. As is consistent with applicable New Jersey statutes, no new business had yet been non-renewed, resulting in a book of PPA business that lacked historical experience. Thereafter, certain business was non-renewed and the performance of the book has modestly improved. Given the adverse development of these particular years, it is possible that the Net Cumulative Deficiency for 1996, 1997 and 1998 may not develop consistently with the other years described above, but we do not believe that this is indicative of prospective loss development for years after 1998.

     As noted, Motor Club's PPA book did experience favorable development for losses occurring in 1999 and during 2000. This may be attributable to aspects of New Jersey PPA reforms which are discussed in the section titled "New Jersey Private Passenger Automobile". During 1999, Motor Club's first party medical claims ("PIP") occurring in 1999 ("Accident Year 1999") were significantly higher as compared to prior years. These losses did not increase until after the rate rollback and other provisions of the reforms were implemented in 1999.

     We believe that claimants filing more severe claims on an accelerated basis than historical patterns dictated caused this increase. We further believe that this acceleration was caused by the implementation of regulations tightening the fee schedule, allowing pre-certification methodologies and permitting a revised arbitration system, all of which should serve to ultimately reduce PIP claim costs.

     While this acceleration increased the level of reported losses incurred by Motor Club in 1999, we reserved for its projected ultimate losses for Accident Year 1999 generally using historical loss development patterns which indicate longer development patterns than those which may occur in Accident Year 1999.

     We believe that this resulted in more favorable development of Accident Year 1999 PIP losses in 2000. We have also seen fewer third party liability claims in Accident Year 1999 and 2000 since the reforms were implemented, consistent with the stated objectives of the reforms. However, we believe it is premature to conclude that such favorable development will continue.

     The differences between the liability for unpaid losses and loss expenses reported in our consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with SAP are reconciled as follows:

                                                          December 31,
                                               2000            1999           1998
                                              -------------------------------------
                                                     (thousands of dollars)
Liability for unpaid losses and
  loss expenses on a SAP basis
  (net of reinsurance recoverables
   on unpaid losses and loss expenses)        $65,742       $56,759         $43,111

Reinsurance recoverables on unpaid
   losses and loss expenses                    30,197        18,454          18,521

Anticipated salvage and subrogation
   recoveries                                  (5,547)       (4,230)         (3,297)

Liability for unpaid losses and loss
  expenses, as reported in the GAAP basis
    financial statements                      $90,392       $70,983         $58,335

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

     The table on Page 24 presents the development of the GAAP balance sheet liabilities for 1991 through 2000; data is presented for those years in which the Insurance Companies had operations and were owned by us.

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

     Prior to 1992, we conducted private passenger operations in New Jersey through Motor Club (which continues) and nationwide general insurance operations through a separate subsidiary, MCA Insurance Company("MCAIC") and its insurance subsidiary, Property Casualty Company of MCA ("PCCMCA"). The operations of Motor Club are included in our reserve disclosures. The operations of MCAIC and PCCMCA have not been included in the consolidated financial statements and loss reserve disclosures due to MCAIC's insolvency in 1992 as a result of Hurricane Andrew. Since we wrote-off our investment in MCAIC that year, and because the losses attributable to MCAIC are subject to the control of its Receiver, there is no additional loss development from those operations which impact our results since that time. Accordingly, the loss reserve disclosures were amended to include only those operations in which we are currently involved.

                       LOSS AND LOSS EXPENSE DEVELOPMENT
                                 (In Thousands)

Year ended December 31                  1991      1992     1993     1994     1995     1996     1997     1998     1999     2000
Liability for unpaid
   losses and loss expenses, net
   of reinsurance recoverables       $26,494   $28,469  $25,334  $22,356  $23,409  $28,114  $32,884  $39,814  $52,529  $60,195
Net Liability Re-estimated as of:
One year later                        30,173    27,145   26,253   23,468   24,313   31,887   36,765   43,173   52,695        -
Two years later                       28,954    28,563   26,766   23,813   25,759   33,848   38,422   44,842        -        -
Three years later                     29,733    28,454   26,819   24,181   25,680   33,527   39,626        -        -        -
Four years later                      28,934    28,702   26,572   23,759   25,252   34,801        -        -        -        -
Five years later                      29,071    28,662   26,066   23,221   26,090        -        -        -        -        -
Six years later                       28,954    28,516   25,330   24,001        -        -        -        -        -        -
Seven years later                     28,920    27,719   25,932        -        -        -        -        -        -        -
Eight years later                     28,653    28,394        -        -        -        -        -        -        -        -
Nine years later                      28,604         -        -        -        -        -        -        -        -        -

Net Cumulative Redundancy
  (Deficiency)                       ($2,110)  $    75  $  (598) ($1,645) ($2,681) ($6,687) ($6,742) ($5,028)    (166)       -

Cumulative Amount of Liability Paid Through:

One year later                        11,979    12,314   12,311   11,106   11,414   16,203   17,511   20,288   23,541        -
Two years later                       18,855    20,270   18,992   17,231   18,357   24,830   28,427   32,143        -        -
Three years later                     24,161    24,546   23,032   20,821   22,164   30,685   35,086        -        -        -
Four years later                      26,365    26,878   24,882   22,488   24,586   33,743        -        -        -        -
Five years later                      27,696    27,642   25,373   23,297   25,576        -        -        -        -        -
Six years later                       28,207    26,810   25,818   23,799        -        -        -        -        -        -
Seven years later                     28,265    27,194   25,984        -        -        -        -        -        -        -
Eight years later                     28,394    28,335        -        -        -        -        -        -        -        -
Nine years later                      28,312         -        -        -        -        -        -        -        -        -

Net liability - December 31          $26,494   $28,469  $25,334  $22,356  $23,409  $28,114  $32,884  $39,814  $52,529  $60,195
Reinsurance recoverables              29,003    21,698   20,484   19,309   16,415   19,553   17,363   18,521   18,454   30,197
Gross liability - December 31        $55,497   $50,167  $45,818  $41,665  $39,824  $47,667  $50,247  $58,335  $70,983  $90,392

     The reserve for net losses and loss expenses with respect to North East is only included in the consolidated net losses and expenses as of December 31, 2000 and 1999. No prior reserve development is presented herein as these operations were not owned prior to the fourth quarter of 1999. The reserve for net losses and expenses with respect to Mountain Valley is only included in the consolidated net losses and expenses as of December 31, 2000. No reserve development is presented herein as these operations were not owned prior to March 1, 2000.

Competition

     The property and casualty insurance industry is generally highly competitive on the basis of both price and service.

     There are numerous companies competing for the coverages which the Insurance Companies write, many of which are substantially larger and have considerably greater resources than they have. In addition, because the Insurance Companies' insurance products are marketed exclusively through independent insurance agencies, most of which represent more than one insurance company, they face competition within each agency.

     The commercial lines markets that we engage in are highly competitive markets that are often subject to significant pressures, including but not limited to the pricing of individual risks. As we become more involved in the commercial lines markets, these competitive issues will become more widespread.

     While Motor Club distributes its personal auto policies similarly and thus faces the same issues as the other Insurance Companies in concept, the personal auto regulatory environment in New Jersey, particularly its "take-all-comers" requirements (see Regulation), has suppressed competition and effectively eliminated risk selection. In addition, the New Jersey market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of the PPA line of business, further suppressing competition. Finally, approximately 24% of Motor Club's appointed independent insurance agencies represent only Motor Club for PPA coverage and thus, Motor Club has no competition for this business in those agencies. New Jersey law presently also substantially restricts the ability of an insurer to terminate its agencies, limiting Motor Club's ability to manage its agency force for PPA. We believe this lack of competition in PPA presents a significant business risk which must be monitored very closely on an ongoing basis.

Investments and Information about Market Risk

     We have maintained, in our opinion, a conservative investing philosophy. We manage our investment portfolio with the assistance of investment professionals based on guidelines established by management and approved by the Board of Directors.

     The overall goal of the portfolio is to enhance investment returns within the structure of limited credit risk assumption which management has utilized, with evaluations of portfolio duration made in relation to the current interest rate environment. During 1998, our investment guidelines were expanded to allow for a higher percentage of investments in investment grade corporate bonds and mortgage-backed securities and to include certain investment grade asset-backed securities, which provide more structured cash flows. The objectives of these changes to our investment policy were: (1) to reduce the amount of interest risk in the portfolio; and (2) enhance portfolio yield without unreasonably increasing credit risk. We believe these objectives have been accomplished.

     We do not invest in or hold any derivative financial instruments.

     Tax exempt securities have not been acquired. We believe that our current tax position, which includes net operating loss carryforwards, dictates the exclusion of tax exempt securities from the portfolio, which historically provide substantially lower yields on a before tax basis than taxable securities.

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to our financial instruments relate to the investment portfolio, which exposes us to risks related to interest rates, and to a lesser extent, credit quality and prepayment. We do not have exposure to foreign currency exchange rates or equity prices.

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. We view these potential changes in price within the overall context of asset and liability management. The payout pattern of insurance liabilities are actuarially determined, to determine their duration, which is the present value of the weighted average payments expressed in years. Duration targets are then set for our fixed income investment portfolio after consideration of these liabilities and other factors, which we believe mitigates the overall effect of its exposure to interest rate risk.

     At December 31, 2000 and 1999, our investment portfolio was comprised of the following types of securities (all amounts in thousands):

                                  December  31, 2000      December  31, 1999
                                 --------------------     -------------------
                                  Market                  Market
                                  Value       Percent     Value       Percent
                                 --------------------     -------------------
Taxable Fixed Maturities          $98,074       93.4%     $78,242       89.9%
Equity Securities                      48        0.1%          57        0.1%
Short Term Investments              6,760        6.4%       8,529        9.8%
Mortgage Loans                        110        0.1%         154        0.2%
                                 --------      -----      -------      -----
      Total Investment
        Portfolio                $104,992      100.0%     $86,982      100.0%
                                 ========      =====      =======      =====

      At December 31, 2000 and 1999, our taxable fixed maturity portfolio consisted of the following types of securities (all amounts in thousands):

                                   December 31, 2000       December 31, 1999
                                 --------------------     -------------------
                                   Market                  Market
                                   Value      Percent      Value      Percent
                                 --------------------     -------------------
United States Treasuries          $20,602       21.0%     $16,248       20.8%
United States Government
   Agencies                         5,622        5.7%       3,674        4.7%
Mortgage-Backed Securities         22,921       23.4%      10,406       13.3%
Asset-Backed Securities            12,315       12.6%      10,239       13.1%
Corporate Bonds                    36,614       37.3%      37,675       48.1%
                                 --------      -----      -------      -----
     Total                        $98,074      100.0%     $78,242      100.0%
                                 ========      =====      =======      =====

     Mortgage-backed securities ("MBS") consist primarily of Government National Mortgage Association issues, along with other MBS issues of the United States Government. Asset-backed securities ("ABS") issues are all rated "Aaa" by Moody's and "AAA" by Standard & Poor's. The underlying collateral of ABS issues at December 31, 2000 consists primarily of home equity loans.

     The taxable fixed maturity portfolio duration at December 31, 2000 and 1999 was 3.46 and 3.60 years, respectively.

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

     Please refer to Note D in the Notes to Consolidated Financial Statements ("Notes") for statistics regarding portfolio maturity composition.

     We have not acquired, nor are there plans to acquire, below investment grade or "junk" bonds. Ninety-four percent of the fixed maturity portfolio as of December 31, 2000 was graded Class 1 according to the National Association of Insurance Commissioners' valuation system. This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

     At December 31, 2000 and 1999, our taxable fixed maturity investment portfolio at market value by Moody's rating was (all amounts in thousands):

                         December 31, 2000     December 31, 1999
                        -------------------   -------------------
                        Market                Market
                        Value       Percent   Value       Percent
                        -------------------   -------------------
United States
 Government Securities  $49,145       50.1%   $29,807      38.1%
Aaa                      12,315       12.6%    10,239      13.1%
Aa                       10,888       11.1%    10,243      13.1%
A                        20,926       21.3%    23,062      29.4%
Baa                       4,800        4.9%     4,891       6.3%
                        -------      -----    -------     -----
    Total               $98,074      100.0%   $78,242     100.0%
                        =======      =====    =======     =====


     The following table provides information about our taxable fixed maturity portfolio at December 31, 2000 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage and asset- backed securities, expected payments patterns. Actual cash flows could differ from the expected amounts.

                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS
                           (all amounts in thousands)

                                                                                                                          ESTIMATED
                                                                                                             AMORTIZED     MARKET
                             2001         2002         2003          2004           2005       Thereafter      COST         VALUE
                           -------       ------       ------        ------        -------      ----------    ---------    ---------
Taxable-- Other than
 mortgage- backed
  securities                $7,596       $5,447       $2,923        $5,671        $11,915        $28,874      $62,426     $62,838
   Average interest
     rate                      7.0%         6.6%         5.7%          6.9%           6.4%           6.5%         6.5%
 Mortgage- backed
  securities                   192        1,086          187         2,008            876         18,493       22,842      22,921
   Average interest
     rate                      6.3%         6.3%         7.4%          7.1%           6.7%           7.0%         7.0%
Asset-backed
  securities                 3,940        1,409        3,511           991          1,117          1,335       12,303      12,315
   Average interest
     rate                      6.4%         6.7%         6.4%          7.1%           6.8%           6.7%         6.6%
                           -------       ------       ------        ------        -------        -------      -------     -------
Total                      $11,728       $7,942       $6,621        $8,670        $13,908        $48,702      $97,571     $98,074
                           =======       ======       ======        ======        =======        =======      =======     =======

     We anticipate continuing this minimum risk approach to investing for the foreseeable future. We believe that the mix of investments in both type and maturity length is appropriate in order to preserve capital, take advantage of investment opportunities as they are presented, and provide us with sufficient liquidity to react to economic and business circumstances as they evolve. Investment results were as follows:

                                           2000         1999          1998
                                         -----------------------------------
                                               (thousands of dollars)
Average investments, at amortized
     cost                                $99,430      $78,018       $68,815
Investment income, after expenses        $ 6,413      $ 5,081       $ 4,305
Percent earned on average
     investments                             6.5%         6.5%          6.3%
Realized gains                           $    83      $    36       $    29

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

     State law requires the Insurance Companies to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements plans and reinsurance facilities. These laws generally require all companies that write lines covered by these programs to provide coverage (either directly, via a servicing carrier or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

     During 1997, Motor Club began to participate in the New Jersey Personal Automobile Insurance Plan; fees totaling $266,000, $153,000 and $254,000 were paid in 2000, 1999 and 1998, respectively, to a servicing carrier rather than process these policies and take a risk of further loss.

     State insurance holding company acts regulate insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Such laws further require disclosure of material transactions including the payment of "extraordinary dividends" from the insurance subsidiaries.

     Insurance holding company acts require that all transactions within the holding company system affecting the insurance subsidiaries must be fair and equitable. Further, approval of the insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.

     The Insurance Companies are restricted by the insurance laws of their respective states of domicile as to the amounts of dividends they may pay without prior approval by the appropriate regulatory authority.

     Applying current regulatory restrictions, as of December 31, 2000, and to the extent that statutorily defined surplus is available, $3,329,000 would be available for distribution without prior approval during 2001. The Insurance Companies paid dividends of $750,000 (another $453,000 is declared but not yet paid) in 2000, $749,000 in 1999 and $1 million in 1998.

National Association of Insurance Commissioners ("NAIC")

     The Insurance Companies are subject to the general statutory accounting practices and reporting formats established by the NAIC as well as accounting practices prescribed or permitted by the respective Departments of Insurance in the states in which they are domiciled. The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the statutory capital and surplus of the Insurance Companies is still being determined and is currently not expected to decrease statutory capital and surplus as of January 1, 2001.

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

     The Insurance Companies' have, in recent years, met substantially all of the IRIS test ratios. During 2000 however, Preserver and Mountain Valley failed to meet certain tests by virtue of the Pooling they entered into with each other and in Mountain Valley's instance, the termination of the Trinity Quota Share. We expect that both companies will meet these tests in 2001 when these non-recurring events are eliminated from the test ratio computations.

     Also in 2000, Motor Club failed the IRIS ratio test for premiums to surplus. The threshold for this test is a ratio of less than 3.0 to 1 and Motor Club's was 3.18 to 1. This is the direct result of automobile reforms in New Jersey, which are discussed in greater detail in the section that follows titled "New Jersey Private Passenger Automobile".

     NAIC model rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial

Regulations Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation reflects an eventual nationwide regulatory network of accredited states. The States in which the Insurance Companies are domiciled are accredited by the NAIC.

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

     However, the continuing impact of automobile reforms in New Jersey on Motor Club raises some uncertainty as to whether its ratio will remain above the level required. This is discussed in greater detail in the section that follows titled "New Jersey Private Passenger Automobile".

     The Gramm-Leach-Bliley Act, or Financial Services Modernization Act of 1999 (the "Act"), was enacted in 1999 and significantly affects the financial services industry, including insurance companies, banks and securities firms. The Act modifies federal law to permit the creation of financial holding companies ("FHCs"), which, as regulated by the Act, can maintain cross-holdings in insurance companies, banks and securities firms to an extent not previously allowed. The Act also permits or facilitates certain types of combinations or affiliations for FHCs. The Act establishes a functional regulatory scheme under which state insurance departments will maintain primary regulation over insurance activities, subject to provisions for certain federal preemptions.

     Important provisions of the Act involve requirements for adoption of (i) multi-state agents' licensing reforms and uniformity requirements and (ii) privacy protections, giving the states the ability to enact these laws in the first instance or be preempted. The NAIC adopted a model regulation on privacy, and a model law on agents' licensing, which have been enacted or are currently being considered by various state legislatures and insurance departments. It is presently not anticipated that the insurance regulatory aspects of the Act will have a material effect on our operations.

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

     The New Jersey Department of Banking and Insurance ("NJ DOBI") may grant an insurer relief, by written notification, from writing new PPA business pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer's premium to surplus ("leverage") ratio exceeds 3 to 1. Motor Club's present applicable leverage ratio for the year ended December 31, 2000 is 3.18 to 1. The impact of Motor Club's PPA results on this and other key ratios is discussed further below.

     In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis. Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all PPA insurance rates until March 1998, but still has not yet promulgated the regulations required for insurers to file for an expedited rate increase and thus has denied all such requests; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the rating system which assessed surcharges to insureds' policies for specific driving violations and accidents with a broader-based tiered rating system. Motor Club's tier rating system was approved by the NJ DOBI and was implemented on all PPA policies with effective dates on and after November 1, 1998.

     Additional PPA legislation (the Automobile Insurance Cost Reduction Act or "AICRA") was enacted in 1998 which: 1) allows insureds to reduce levels of compulsory coverages, including the option to reduce their coverage for PIP to as low as $15,000, from the presently required $250,000; 2) revises the PIP policy form to set forth the medical treatments and services, valid diagnostic tests and appropriate health care protocols which are eligible to be paid; 3) seeks to limit lawsuits by claimants by redefining the type of injury which would be grounds for litigation; 4) replaces the present PIP arbitration system which utilizes part-time arbitrators who render only oral decisions without consulting medical professionals with one using full-time dispute resolution professionals who may refer questions of medical necessity or diagnosis to medical review organizations and who must render written decisions; 5) appoints a special fraud prosecutor to increase enforcement of fraudulent acts committed against insurance companies; 6) removes the system of territorial rating caps which have been in place since 1983, enabling insurers to modify (as appropriate) rates charged in various rating territories, which will be redefined; and 7) requires up to a 15% reduction in rates on all PPA policies.

      Implementation of most of the provisions of AICRA (with one exception) commenced with new policies issued on March 22, 1999. The only exception is the redefinition of the territories and removal of the territorial rating caps, which was scheduled to be implemented by January 1, 2000. It now appears that it will be sometime in 2002 before those regulations become effective.

     To date, we have believed that AICRA ultimately will have only a modest net negative effect on Motor Club's PPA operations and profitability, because the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings in the legislation. While we have not changed our ultimate outlook for the effect of AICRA, it is clear based on the impact to date, combined with the inaction of the NJ DOBI as to implementing several key provisions of AICRA and the 1997 reform legislation, that this may take longer to occur and that the near-term effects of AICRA may continue to be more negative than originally forecast before improvement begins.

     Presently, as previously indicated, as a result of AICRA, Motor Club's premium to surplus ratio is in excess of 3 to 1. In addition, Motor Club's liabilities in relation to its statutory surplus are at a level whereby adverse development of claims, particularly as a result of the impact of AICRA, could further reduce its surplus, thus decreasing its RBC ratios, possibly to a level which would require action as prescribed by law. To date, the NJ DOBI has generally not been responsive to requests for rate increases or other regulatory relief based upon the impact of AICRA to companies, nor as noted has it implemented certain key aspects of the recent reforms which would provide relief to insurers such as

Motor Club.

     Accordingly, considering these elements, combined with New Jersey's regulatory and legislative history, the enacted legislation, current judicial decisions, current rate freeze and ongoing volatility, we believe there are significant uncertainties with regard to our ongoing NJ PPA operations which could adversely affect us. Consistent with our long-stated goal to increase our identification as a provider of small commercial lines insurance and expand and diversify our operations outside the State of New Jersey, we continue to review strategies to improve the profitability of our PPA business and to otherwise add more value to our shareholders.

     The State of New Jersey also maintains an excess profits law which provides that PPA insurers whose profits exceed a statutorily computed maximum over a three year period will be required to pay such excess to its policyholders. Motor Club has never reported any excess profits under this law and we believe that in 2001 none will be reported.

Employees

     At December 31, 2000, the Motor Club of America Group had approximately 185 employees.

Item 2. Properties

     Motor Club of America and its subsidiaries lease office space suitable to conduct its operations, including its home office in Paramus, New Jersey. In addition, office facilities in Albany, New York, Bedford, New Hampshire and Scarborough, Maine are leased under varying terms and expiration dates.

Item 3.  Legal Proceedings

     The Insurance Companies are a party to numerous lawsuits arising in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders in the fourth quarter of 2000.

Item  Pursuant to Instruction 3 to Paragraph (b) of Item  401  of
Regulation S-K. Executive Officers of the Registrant.

      At December 31, 2000, the executive officers of the Registrant and their offices with the Registrant and principal occupations were as follows:

                                                                       Years in
                                                                     Which Officer
                                                                      Has Served
                                  Office and Principal                    as
     Name               Age            Occupation                       Such(3)
----------------------  ---     ----------------------------         -------------
Archer McWhorter (1)     79     Chairman of the Board of
                                Directors and Director of
                                the Registrant and Companies
                                in the Motor Club of America
                                Group                                  1986-2000

Stephen A. Gilbert (2)   61     President, Chief Executive
                                Officer, General Counsel and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Chairman of the
                                Board, Chief Executive Officer
                                and Director of North East
                                Insurance Company                      1975-2000

Patrick J. Haveron (2)   39     Executive Vice President, Chief
                                Executive Officer, Chief
                                Financial Officer and
                                Director of the Registrant and
                                Companies in the Motor Club of
                                America Group; Treasurer of
                                the Insurance Companies                1988-2000

Peter K. Barbano         50     Vice President, Secretary
                                and Associate General Counsel          1993-2000

Myron Rogow              57     Vice President                         1987-2000

G. Bruce Patterson       56     Vice President                         1989-2000

Charles J. Pelosi        55     Vice President                         1983-2000

Norma Rodriguez          51     Treasurer                              1984-2000

(1) Chairman of the Board of Directors of Companies in the Motor Club of America Group; from 1996 to March 1997, Director of National Car Rental Systems, Inc. and affiliated corporations, a car rental enterprise ("NCR"); from 1996 to February 1997, one-third owner of Santa Ana Holdings, Inc., which exchanged its 90% stock interest in NCR for stock in Republic Industries, Inc.; from February 1997 to February 1998, consultant to NCR; President (to January 1996) of Acceptance Inc., a finance company.

(2)  Member of Finance Committee.

(3) Includes years during any portion of which the officer served as such. All terms of office are until the date of the 2001 Annual Meetings of Stockholders and Directors.

      Except for Archer McWhorter, each of the officers devoted substantially all of their business time to the affairs of the Registrant or one or more other companies in the Motor Club of

America Group.

                                     PART II

Item  5.   Market for the Registrant's Common Equity and Related Stockholder
Matters

      The Registrant's Common Stock trades on the NASDAQ Stock Market under the symbol MOTR. The following are the high and the low selling prices for each quarter of 2000 and 1999, as reported by the NASDAQ:

          2000
          Quarter                                High      Low
         -------                               ------   ---------
          I    ..............................    8 3/4    6
          II   ..............................    8 1/2    6 15/16
          III  ..............................    9 1/4    7 1/4
          IV   ..............................   10        7 1/2

          1999
          Quarter                                High      Low
          -------                               ------   --------
          I    ..............................   14 7/8   13
          II   ..............................   14       12
          III  ..............................   13 1/2   10
          IV   ..............................   10 7/8    7 1/2


     There were approximately 437 holders of record of the Common Stock of the Registrant as of December 31, 2000. The Registrant paid no dividends in 1999 and 2000.

Item 6.  Selected Financial Data

                                             Years ended December 31,
                               2000(1)  1999(2)(3)  1998(3)    1997(3)     1996(3)
                             ---------- ----------  --------  --------     -------
                                  (in thousands, except as to per share data)
Operating Results:
Revenues from operations     $   83,631  $ 55,951   $ 53,347   $51,102     $46,525
Realized gains on sale
  of investments                     83        36         28         -           5
Realized gain on sale of
  subsidiary                          -         -          -         -         702
Net investment income             6,413     5,081      4,305     3,595       3,087
                             ----------  --------   --------   -------     -------
Total revenues               $   90,127  $ 61,068   $ 57,680   $54,697     $50,319
                             ==========  ========   ========   =======     =======
Income before
  federal income taxes       $    3,000  $    102   $  5,719   $ 4,630     $ 3,297
                             ----------  --------   --------   -------     -------
Net income                   $    1,960  $     91   $  3,778   $ 3,357     $ 5,330
                             ==========  ========   ========   =======     =======

Financial Condition:
Total assets                 $  208,889  $156,588   $130,999  $102,761     $97,128
Convertible subordinated
  debentures                 $   10,000  $ 10,000          -         -           -
Note payable                 $   11,500         -      3,000         -           -
Shareholders' equity         $   29,992  $ 26,909   $ 28,814   $24,415     $20,381

Per Common Share:
Net income - Basic           $      .92  $    .04   $   1.79   $  1.62     $  2.61
Net income - Diluted         $      .91  $    .04   $   1.78   $  1.60     $  2.56
Book Value                   $    14.12  $  12.67   $  13.56   $ 11.66     $  9.95

Weighted average number of
  shares outstanding:
  Basic                       2,124,387 2,117,912  2,108,722 2,074,473   2,045,590
  Diluted                     2,770,075 2,121,697  2,121,366 2,102,395   2,081,080

Significant Insurance Indicators:
Net premiums written            $89,204  $ 54,508    $64,303   $51,680     $47,337

Loss and loss expense ratio        66.7%     72.8%      68.6%     65.1%       64.5%
Expense ratio                      35.3%     36.4%      29.1%     33.3%       37.9%
                             ----------  --------   --------   -------     -------
Combined  ratio                   102.0%    109.2%      97.7%     98.4%      102.4%
                             ==========  ========   ========    ======     =======

(1) Includes Mountain Valley's balance sheet as of December 31, 2000 and results of operations for the ten months ended December 31, 2000.

(2) Includes North East's balance sheet as of December 31, 1999 and results of operations for the three months ended December 31, 1999.

(3) The financial data as of and for the years ended December 31, 1996, 1997, 1998 and 1999 have been restated as described in Note V in the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Operations

     We own and operate five regionally focused property and casualty insurance companies, including companies that specialize in small and mid-sized commercial insurance through the Preserver Insurance Group.

     The Preserver Insurance Group consists of Preserver, which writes small commercial and homeowners insurance in New Jersey, and Mountain Valley, which writes small and mid-sized commercial insurance in New England and New York. The Preserver Insurance Group is rated B++ (Very Good) by A.M. Best Company ("Best"). American Colonial plans to commence operations in New York in 2001, writing commercial lines in tandem with Mountain Valley.

     Motor Club writes private passenger automobile insurance ("PPA") in New Jersey and is rated B+ (Very Good) by Best. North East writes PPA and small commercial lines insurance in the State of Maine and is rated B (Fair) by Best.

     We are pursuing a strategy to: (1) increase our identification as a provider of small and mid-sized commercial lines insurance and have continued to expand our product lines in support of this objective; and (2) expand and diversify our insurance operations outside the State of New Jersey. We believe that both of these objectives can be attained through the acquisition of other insurance companies that present opportunities to write these product lines in different geographic areas. We expect to continue to follow this strategy although we do not anticipate any additional acquisition activity in 2001.

     Mountain Valley was acquired on March 1, 2000; North East was acquired on September 24, 1999. We believe that these acquisitions fully establish us as a regional commercial lines company in the New England and Mid-Atlantic regions. As evidence of this, only 44% of our consolidated revenues emanated from NJ PPA in 2000, the lowest in our history. This percentage is expected to continue to decline in the future.

     Historically, the Insurance Companies' results of operations have been influenced by factors affecting the property and casualty insurance industry in general and the NJ PPA market in particular. The operating results of the U.S. property and casualty insurance industry have generally been subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Results of Operations

      In March 2001, the Company's management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded. These tax matters, relate to the tax effects of temporary differences arising from MCAIC, which was de-consolidated for financial reporting purposes due to its insolvency in 1992(see Note J in the Notes to the Consolidated Financial Statements). These tax matters have no impact on the operations, cash flow or capital and surplus of the Company's active insurance subsidiaries or on consolidated income before Federal income taxes for the periods presented, nor is the Company subject to penalties and interest on the recording of the deferred tax liabilities.

     As a result, the 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported. The principal effects of these items on the accompanying financial statements are presented in Note V in the Notes to Consolidated Financial Statements.

     In addition, retained earnings and thus shareholders' equity at December 31, 1997 was reduced by $126,303, representing the cumulative effect from revising the tax accrual on prior periods' results of operations after Federal income taxes. Finally, deferred tax assets were not recorded for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income. Shareholders' equity at December 31, 1997 increased by $1,539,894, representing the cumulative effect on prior periods' results of revising the tax accrual. The net effect of these prior period adjustments increased shareholders' equity by $1,413,591 at December 31, 1997.

     The consolidated results of operations include, using the purchase method of accounting, the results of operations of North East and Mountain Valley, from their respective dates of acquisition.

     Net income in 2000 improved as a result of improved income before Federal income taxes from the Insurance Companies. The Insurance Companies improvement of $3,748,000 in 2000 was the result of improved loss ratios at our Preserver segment, economies of scale gained from our acquisitions that enabled Motor Club to improve its expense ratio and sharply lower expenses at North East. Mountain Valley's results were largely as anticipated. In 1999, Motor Club and Preserver had incurred $638,000 in losses and expenses related to Hurricane Floyd, which struck New Jersey in September 1999.

     These improved underwriting results also offset a $1,419,000 increase in interest expense related to the Convertible Subordinated Debentures and Promissory Notes issued in 1999 and 2000, respectively, related to our acquisitions. Non-recurring expenses related to our acquisitions declined, from $800,000 in 1999 to $354,000 in 2000.

     Significantly higher NJ PPA losses occurring in 1999, specifically PIP first party medical claims, had caused 1999 net income to decline. Income before federal income taxes declined $3,813,000 as compared to 1998. This was due to the impact of AICRA on Motor Club. AICRA had been designed to reduce both premiums and losses in NJ PPA.

     Our book value increased to $14.12 per share at December 31, 2000 from $12.67 per share at December 31, 1999.

     The principal sources of the net increase were: (1) net income of $1,960,000 or $.92 per share; (2)

$1,993,000 or $.94 per share (net of applicable deferred taxes) due to an increase in the fair value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"); offset by (3) $870,000 or $.41 per share (net of applicable deferred taxes) due to an increase in the minimum required pension liability for the Company sponsored defined benefit pension plan ("Pension Plan") as a result of asset losses and lower interest rates.

     Our book value decreased to $12.67 per share at December 31, 1999 from $13.56 per share at December 31, 1998.

     The principal sources of the net decrease were: (1) net income of $91,000 or $.04 per share; (2) $938,000 or $.44 per share (net of applicable deferred taxes) due to a decrease in the minimum required pension liability for the Pension Plan as a result of asset gains and higher interest rates; offset by (3) a decrease of $3,007,000 or $1.42 per share (net of applicable deferred taxes) in the fair value of fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115.

     Book value in 1999 was also reduced by the dilutive effects ($.09 per share) of the issuance of 7,958 shares of common stock upon the acquisition of North East.

Segments

     We are organized into four segments - Preserver, Motor Club, North East and Mountain Valley, along with a corporate segment. See Note T to the Notes to Consolidated Financial

Statements for further details.

Preserver

     The following table summarizes the income before Federal income taxes for this segment before the effects of the intercompany pooling agreement with Mountain Valley:

                                              %Change                    % Change
                                 2000      2000 vs. 1999     1999      1999 vs 1998     1998
                             -----------   -------------  -----------  ------------  -----------
Insurance premiums           $15,601,866       12.9%      $13,819,638     3.9%       $13,303,402
Net investment income          1,808,893       16.4%        1,554,266    24.4%         1,249,505
Realized investment gains         10,781          NM            4,917       NM            12,635

     Total revenues           17,421,540       13.3%       15,378,821     5.6%        14,565,542

Losses and loss
  expenses incurred            8,025,885      -12.9%        9,214,764    16.3%         7,923,218

Acquisitions costs and
  other operating expenses     4,694,870       15.4%        4,066,894    -9.0%         4,468,622

     Total expenses           12,720,755       -4.2%       13,281,658     7.2%        12,391,840

Income before Federal
  income taxes               $ 4,700,785      124.1%      $ 2,097,163    -3.5%       $ 2,173,702


NM= Not Meaningful

     Preserver continues to produce superior results, driven by excellent growth, lower loss ratios and stable underwriting expenses. The following table presents the underwriting ratios for this segment for each of the three years ended December 31:

                            2000       1999     1998
                            ----       ----     ----
     Loss ratio             51.4%      66.7%    59.6%
     Expense ratio          30.1%      29.4%    33.6%
     Combined ratio         81.5%      96.1%    93.2%


     The  13% growth in insurance premiums was led by Preserver's

Commercial Lines business, which grew 20% in 2000, consistent with our overall growth strategy. Commercial lines policy count grew 10%, and the average premium continued to increase as Preserver wrote larger accounts by virtue of its higher Best rating, complete product line offering and competitive pricing. In addition, Preserver was able to increase premiums on certain renewed accounts, as market circumstances were more favorable to do so. We anticipate that such premium increases will continue to be available to Preserver on a selective basis in 2001, without adversely impacting retention.

     The 3% growth in Preserver's Personal Property insurance premiums continues to reflect modest amounts of new business written, along with adjustments in the values of properties insured, offset by a continuing slightly higher attrition rate on existing policies in 2000 as compared to 1999. Personal property policy count declined 4% in 2000 as compared 1999.

     In 1999, the increase in Commercial Lines insurance premiums of 7% was reflective of the increased number of policies that Preserver wrote during 1999 as compared to 1998. The unchanged amount of Personal Property insurance premiums written by Preserver reflects modest amounts of new business written offset by a slightly higher attrition rate on existing policies in 1999 as compared to 1998; policy count declined by 2%.

     Net investment income in 2000 reflects the strong operations and $3 million surplus contributions we made in March 2000. Invested assets continued to grow strongly in all years.

     Overall losses and LAE incurred for Preserver declined

$1,189,000 or 13% in 2000 as compared to 1999. This combined with the 13% increase in insurance premiums reduced the net loss ratio by 23%. Most of the changes in Preserver's net loss ratios in recent years were caused by fluctuations in recoveries from its reinsurance coverage. Preserver's direct loss ratios have steadily improved in recent years as its book matures, retentions improve and pricing in Commercial Lines becomes more favorable, as the following table shows.

                             2000     1999     1998
                             ----     ----     ----
     Direct Loss Ratio       54.0%    56.7%    69.2%
     Ceded Loss Ratio        62.7%    16.7%   117.2%
     Net Loss Ratio          51.4%    66.7%    59.6%

     In 1999, Hurricane Floyd increased Preserver's net losses by approximately $228,000 or 1.6 loss ratio points. Thus the direct loss ratio declined slightly in 2000 as compared to 1999 (as adjusted). In addition, with Preserver's reinsurance rates essentially unchanged over the last three years, the remainder of the decrease in the 2000 net loss ratio was attributable to an increased number of severe losses that had reinsurance recoveries, as compared to 1999. This also contributed to the lower loss ratio in 1998.

     Given the relatively small size of the Preserver book of business, a limited number of severe losses can cause relatively wide fluctuations in Preserver's net loss ratio results, depending on whether these losses were severe enough to generate a reinsurance recovery. There have been no trends or indications in the last three years that Preserver's reinsurance programs have been ineffective or that loss experience was adverse. We believe the continuing stability and profitable levels of Preserver's direct loss ratio remains a positive indicator of the quality of its book of business. Expenses reflect the continuing growth of Preserver's business and are discussed in more detail in the Corporate segment.

Motor Club

     The following table summarizes the income (loss) before Federal income taxes for this segment:

                                             %Change                  % Change
                                2000      2000 vs. 1999      1999     1999 vs 1998      1998
                            -----------   -------------  -----------  ------------  -----------
Insurance premiums          $36,574,189       -3.3%      $37,802,937     -5.2%      $39,872,261
Net investment income         2,934,494       -5.9%        3,119,752      9.4%        2,852,673
Realized investment gains        13,764         NM              (260)     NM             15,988
Other income                     32,454         NM                 -      NM                  -
     Total revenues          39,554,901       -3.3%       40,922,429     -4.3%       42,740,922
Losses and loss
  expenses incurred          27,085,861       -6.7%       29,043,044      1.7%       28,556,373
Acquisitions costs and
  other operating expenses   12,200,930       -5.3%       12,882,192     15.0%       11,200,514
     Total expenses          39,286,791       -6.3%       41,925,236      5.5%       39,756,887
Income (loss) before Federal
  income taxes              $   268,110         NM       $(1,002,807)     NM        $ 2,984,035

NM= Not Meaningful

     Motor Club results improved in 1999, largely due to economies of scale it gained in expenses as a result of the acquisition of Mountain Valley and North East. Higher loss ratios largely due to the impact of AICRA continued to make profitability in this segment difficult in 2000. The following table presents the underwriting ratios for each of the three years ended December 31:

                             2000     1999     1998
                             ----     ----     ----
     Loss Ratio              74.1%    76.8%    71.6%
     Expense Ratio           33.4%    34.1%    28.1%
     Combined Ratio         107.4%   110.9%    99.7%

     Despite a small increase in policy count due to increased submissions of PPA business, Motor Club's PPA insurance premiums declined due to the residual effect of the statutorily mandated 1999 rate rollback. No rate increases were received in 2000 and none is presently anticipated in 2001.

     The decline in insurance premiums in 1999 as compared to 1998 was also due principally to the rate rollback provisions of AICRA which were implemented commencing in 1999, and not a significant change in the number of policies written during the year.

     Net investment income declined due to lower invested assets as a result of AICRA's impact on the segment, both in the form of higher paid losses and lower premiums. It had continued to increase in 1999 before AICRA's impact was felt.

     Overall losses and LAE incurred for Motor Club declined $1,957,000 or 7% in 2000 as compared to 1999. This contributed to the lower loss ratio but was offset by declines in insurance premiums discussed previously. In 1999, Hurricane Floyd increased Motor Club's net losses by $294,000 or 0.8 loss ratio points.

     The slight improvement in the Motor Club calendar year 2000 loss ratio was due to lower Bodily Injury ("BI") liability loss ratios, primarily in Accident Year 2000, including reduced litigation. We believe this is due to the impact of the AICRA reforms on this coverage and this is consistent with the stated objectives of the AICRA reforms. However, we do think it remains premature to conclude that such favorable BI development will continue in future Accident Years, or that Accident Year 2000 may not adversely develop. This is due to the volatile nature of New Jersey PPA, including the regulatory, judicial and legislative environments.

     First party medical or PIP claims continued to produce poorer results in Accident Year 2000, consistent with those experienced in Accident Year 1999 after the AICRA rate rollback and related reforms were implemented. The provision for Accident Year PPA claims was $1,723,000 higher in 1999 as compared to 1998, accounting for 75% of the consolidated increase that year. These losses did not increase until after the rate rollback and other provisions of AICRA were implemented and were discussed previously.

     As stated, we believe that claimants filing more severe PIP claims on an accelerated basis than previously continues to cause this increase. We further believe that this acceleration is being caused by the implementation of regulations tightening the fee schedule, allowing pre-certification methodologies and permitting a revised arbitration system, all of which should serve ultimately to reduce PIP claim costs.

     While this acceleration increased the level of reported PIP losses incurred by Motor Club in Accident Years 2000 and 1999, we have reserved for their projected ultimate losses for Accident Years 2000 and 1999, generally using historical loss development patterns which indicate longer development patterns than those that may occur in Accident Years 2000 and 1999.

     We will continue to monitor loss development patterns in 2001 and beyond closely, to ensure that the level of reserves carried for PPA is adequate and appropriate as dictated by actual loss development.

     To date, we have believed that AICRA ultimately will have only a modest net negative effect on Motor Club's PPA operations and profitability, because the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings in the legislation. While we have not changed our ultimate outlook for the effect of AICRA, it is clear based on the impact to date, combined with the inaction of the NJ DOBI in implementing several key legislative provisions of AICRA and other legislative reforms, that this may take longer to occur and that the near-term effects of AICRA may continue to be more negative than originally forecast before improvement begins.

     As a result, Motor Club's premium to surplus ratio is in excess of 3 to 1. In addition, Motor Club's liabilities in relation to its statutory surplus are at a level whereby adverse development of claims, particularly as a result of the impact of AICRA, could further reduce its surplus, thus decreasing its RBC ratios, possibly to a level which would require action as prescribed by law. To date, the NJ DOBI has generally not been responsive to requests for rate increases or other regulatory relief based upon the impact of AICRA to companies, nor as noted has it implemented certain key aspects of AICRA which would provide relief to insurers such as Motor Club.

     Accordingly, considering these elements, combined with New Jersey's regulatory and legislative history, the enacted legislation, current judicial decisions, current rate freeze and ongoing volatility, we believe there are significant uncertainties with regard to our ongoing NJ PPA operations, which could adversely affect the Company. Consistent with our long-stated goal to increase our identification as a provider of small commercial lines insurance and expand and diversify our operations outside the State of New Jersey, we continue to review strategies to improve the profitability of our NJ PPA business and otherwise to add more value to our shareholders.

     Motor Club's expense ratio declined in 2000 as compared to 1999 as a result of lower expenses. In large part the decline in expenses is due to the economies of scale gained from the acquisition of Mountain Valley and North East. We allocated approximately $1.3 million in costs previously attributable to Motor Club to Mountain Valley and North East in 2000 without any significant increase in overall expenditures other than those noted below. This accounts for most of the improvement.

North East

     Since its acquisition, the following table summarizes the income (loss) before Federal income taxes for this segment:

                                              %Change        Pro Forma         Actual
                                 2000      2000 vs. 1999      1999(1)          1999(2)
                             -----------   -------------     ---------      ----------
Insurance  premiums          $18,310,615        27.3%       $14,380,072     $4,184,755
Net  investment income         1,016,148        18.9%           854,630        246,204
Realized  investment gains        14,849       -72.4%            53,880         31,382
      Total revenues          19,341,612        26.5%        15,288,582      4,462,341
Losses and loss
   expenses incurred          11,761,626        28.7%         9,140,615      2,373,245
Acquisitions costs and
   other operating expenses    6,684,225       -13.6%         7,735,258      1,838,804
      Total expenses          18,445,851         9.3%        16,875,873      4,212,049
Income (loss) before
   Federal income taxes      $   895,761          NM        ($1,587,291)    $  250,292

(1)  Pro Forma results for the twelve months ended December 31, 1999
(2)  For the three months ended December 31, 1999
NM = Not Meaningful

     The following table presents North East's underwriting ratios for 2000 and 1999:

                                    Pro Forma     Actual
                            2000     1999(1)      1999(2)
                           -----    ---------     -----
     Loss ratio             64.2%     63.6%        56.7%
     Expense ratio          36.5%     53.8%        43.9%
     Combined ratio        100.7%    117.4%       100.6%

(1) Pro Forma results for the twelve months ended December 31, 1999
(2) For the three months ended December 31, 1999.

     Because North East was only included from September 24, 1999, its date of acquisition, for purposes of comparability, the following discussion of this segment is compared with North East's full year of operation in 1999.

     North East's income before Federal income taxes represents a significant improvement from the $1,587,000 which North East lost in 1999.

     The loss ratio in 2000 was 64.2% as compared to 63.6% in 1999. Significantly lower reinsurance costs were offset by an increase in a limited number of severe losses that occurred in 2000.

     The expense ratio declined to 36.5% in 2000 from 53.8% in 1999 and is primarily attributable to significantly lower expenses, particularly reinsurance costs, salaries and $1,157,000 in non-recurring expenses in 1999, primarily severance and expenses incurred in conjunction with our acquisition of North East. Despite a $1,163,000 or 7% growth in direct premiums written in 2000 as compared to 1999, reinsurance costs declined $1.3 million or 72% over the same period, as we renegotiated North East's reinsurance programs.

     An additional contributing factor to the improved ratios is insurance premiums growth of $3,931,000 or 27%, which in part is affected by the aforementioned reductions in reinsurance costs, combined with premium growth, primarily in North East's commercial lines products. In the third quarter of 2000, North East introduced a commercial package product in the State of Maine similar to that offered by Preserver.

Mountain Valley

     Since its acquisition, the following table summarizes the loss before Federal income taxes for this segment before the effects of the intercompany pooling agreement with Preserver:

                                 2000(1)
                             -----------
Insurance premiums           $12,980,811
Net investment income            542,760
Realized investment gains         43,354
      Total revenues          13,566,925
Losses and loss
   expenses incurred           8,834,681
Acquisitions costs and
   other operating expenses    5,503,983
      Total expenses          14,338,664
Loss before Federal
   income taxes              $  (771,739)

(1)  For the ten months ending December 31, 2000

     Mountain Valley is included from March 1, 2000, its date of acquisition. Because Mountain Valley had no net operations prior to our acquisition of it, other than net investment income, no comparison is made with prior years.

     The following table presents Mountain Valley's underwriting ratios for 2000:

                           2000(1)
                           -------
     Loss ratio             68.1%
     Expense ratio          42.4%
     Combined ratio        110.5%

(1) For the ten months ended December 31, 2000

     The bulk of Mountain Valley's loss before income taxes of $772,000 in 2000 is the result of investment income being generated from positive cash flow, offset by approximately $1,167,000 in expenses allocated from us for technology and home office support during 2000. These results were in line with our expectations and reflect significant expense ratio improvement from prior to the acquisition, which we expect to continue in 2001.

     As described previously, Mountain Valley has terminated the 100% quota share it maintained. As noted: 1) there is no loss development, adverse or favorable, net of third party reinsurance, that we retain on loss occurrences prior to March 1, 2000; and 2) only Mountain Valley loss occurrences on or after March 1, 2000 will be retained, net of reinsurance, by us. Based on the short period of time that we have owned Mountain Valley, no meaningful loss trends on Accident Year 2000 have been discerned.

     Because Mountain Valley has a limited amount of loss experience, ultimate losses and reserves are being provided for based upon reviews of Mountain Valley's historical loss development patterns, prior to application of the quota share, combined with reviews of Preserver's and general industry loss development patterns.

     Given the quota share reinsurance protection that Mountain Valley has, loss payments are presently very low in relation to losses incurred and therefore Mountain Valley is generating positive cash flow, with $1,544,000 in cash flow from operations in the period from acquisition through December 31, 2000. These assets are being invested in a manner that reflects the ultimate liability payment patterns anticipated by Mountain Valley and applying an investment philosophy similar to our other insurance units.

     For comparison purposes, Mountain Valley's recurring direct premiums written have grown $7,233,000 or 44% in 2000 as compared to 1999. Approximately $1,955,000 of that growth is attributable to premium with policy terms greater than twelve months, which we believe will help improve Mountain Valley's retention. The majority of Mountain Valley's premium written growth is being experienced in the States of New York, Massachusetts and Maine. Growth has been fairly uniform in its distribution among the various commercial package, commercial auto and supporting commercial lines products that Mountain Valley offers.

     As Accident Year 2000 and subsequent years' losses become more prevalent in relation to older accident years, Mountain

Valley's net results should begin to reflect its underwriting operations, in addition to the expenses related to the deployment of technology platforms described in the Liquidity and Capital Resources section.

Other Revenues and Expenses

     The following table sets forth other revenues and expenses of the Company for each of the three years ended December 31:

                                        %Change                    % Change
                              2000    2000 vs. 1999      1999     1999 vs 1998      1998
                          ----------  -------------   ----------  ------------   ----------
Merger-related expenses   $  354,097      -55.7%      $  800,000      NM         $        -
Interest expense           1,867,085      316.7%         448,117     727.4%          54,146
Amortization of
   goodwill                   84,695      300.0%          21,174      NM                  -
Federal income tax         1,039,758        NM            10,810      NM          1,941,022

NM = Not Meaningful

     The merger expenses are for Mountain Valley in 2000 and North East in 1999. While we do not rule out the possibility of additional acquisitions, another transaction is unlikely in 2001, and thus these expenditures should decline further in 2001.

     The  increase in interest expense reflects the issuance of

$11.5 million in Debt in February 2000 and $10 million in Convertible Subordinated Debentures issued in September 1999. Both are related to our acquisitions of Mountain Valley and North East, respectively, and are discussed in further detail in the section entitled "Financing Activities".

     The increase in the amortization of goodwill in 2000 compared to 1999 is due to a full year's charge for North East, acquired on September 24, 1999. The increase in 1999 was for a partial charge of the same item.

     Our income tax expense is largely a function of the Company's income before federal taxes. However, the Company and its subsidiaries (including MCA Insurance Company in Liquidation and its subsidiaries ("MCAIC"), former affiliates) file a consolidated Federal income tax return, and participate in a Tax Sharing Agreement.

     Despite being declared insolvent in 1992, MCAIC is required to continue to be included in the Company's consolidated tax return filed with the Internal Revenue Service. Since that time, MCAIC has generally continued to generate taxable losses included in the consolidated tax return.

     Under the applicable rules, the Company is entitled to, and has taken current tax benefits for net operating losses that MCAIC and its subsidiaries have generated since 1992. However, to the extent that the Company does not have positive basis (as defined by the Internal Revenue Code), it may also be required to pay future tax liabilities (which may offset the current tax benefit) subject to certain events which may trigger such payments. Accordingly, when such current tax benefits are recognized, a corresponding deferred tax liability is recorded.

     As noted previously, in March 2001, the Company's management determined that certain tax benefits should not have been recognized and that and that certain deferred tax liabilities had not been recorded. As a result, the 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported and are discussed in Note V in the Notes to Consolidated Financial Statements.

     At the time of its insolvency, MCAIC realized approximately $150 million in losses, which generated a net operating loss ("NOL") that could not be utilized at that time by either the Company or MCAIC under applicable IRS regulations and which expire in 2006. Additional net operating losses have been experienced by MCAIC since 1992, some of which were utilized by the Company at a time when it had no tax basis in MCAIC, thus creating a deferred tax liability represented by the $1,917,405 "Excess Loss Account" item (for the year ended December 31, 2000) as shown in Note J of the Notes to the Consolidated Financial Statements. The $150 million of NOL's generated in 1992 will likely increase the Company's excess loss account at the time they expire in 2006.

     An excess loss account in a subsidiary generally creates taxable income at the time of the sale, liquidation or other disposition of the subsidiary.

     Management expects that the liquidation or other disposition of MCAIC will take place prior to the expiration of these NOL's in 2006 and prior to the corresponding increase in the Company's excess loss account. As the control of the liquidation process rests with the Insurance Department of the State of Oklahoma (the "Receiver") and not with management, there is a potential risk that such tax liability could be incurred by the Company after 2006 when the 1992 generated NOLs will have been converted into the Company's excess loss account. Management believes it is unlikely that such risk will occur, as the liquidation of MCAIC is probable before the expiration of the NOL. However, the tax effects of these transactions are subject to the circumstances of the liquidation process itself and tax-planning strategies exist which could mitigate the impact of such a tax exposure.

     With respect to the Company's excess loss account created by the Company's utilization of MCAIC's post 1992 NOL's, these excess losses will likely result in the Company recognizing taxable income in the year MCAIC is liquidated or otherwise disposed of. The effect of the deferred taxes attributable to such income has been reflected on Consolidated Financial Statements accompanying this Report.

Liquidity and Capital Resources

     Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. Cash outflows can be variable because of uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate.

     As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. The Company uses cash to pay debt service, Federal income taxes and operating expenses. We also may provide capital to our subsidiaries. Maximum amounts of dividends that can be taken without regulatory approval are prescribed by statute (See Note K of Notes to Consolidated Financial Statements).

     Deferred tax liabilities related to MCAIC (captioned as "Excess Loss Account" in the schedule of net deferred tax assets in Note J in the Notes to Consolidated Financial Statements) will likely be payable on the final liquidation of MCAIC by its Receiver, which the Company does not control. It is not presently known when MCAIC's final liquidation will occur, although the Company does anticipate that it will have approximately one year notice before this event occurs and that this should occur prior to 2006. Accordingly, the Company may be required to seek financing depending on the timing and magnitude of this liability.

     Tax payments and management fees from the insurance subsidiaries are made under agreements that generally are subject to approval by state insurance departments.

     The Insurance Companies are highly liquid, receiving substantial cash from premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal outflows of cash are payments of claims, taxes, interest, operating expenses and dividends. Accordingly, the Insurance Companies maintain investment and reinsurance programs generally intended to provide adequate funds to pay claims without forced sales of investments. The Insurance Companies model their exposure to catastrophes and generally have the ability to pay claims without selling securities. Even in years of greater catastrophe frequency, the Insurance Companies have been able to pay claims without liquidating any investments. The Insurance Companies' policy with respect to fixed maturity investments is to purchase only those that are of investment grade quality.

     See Note K of the Notes to Consolidated Financial Statements for additional discussion of the NAIC risk-based capital standards and Codification of Statutory Accounting Principles with an effective date of January 1, 2001.

     As a company with insurance subsidiaries that invests substantial sums in fixed income securities, we are accustomed to fluctuations in the value of our fixed income investments. We have identified one hundred percent of those investments as available for sale pursuant to SFAS 115. Accordingly, changes in the value of those investments are recorded as other comprehensive income. Because our investment portfolios are composed completely of securities which are generally highly liquid (i.e., U.S. government securities and investment grade corporate bonds), and that our credit reviews have not indicated any downgrades, there are no grounds to believe that the unrealized gains (in 2000) or losses incurred (in 1999) are other than temporary. In addition, the combination of the duration of the portfolio being sufficiently short (approximately 3.46 and 3.60 years at December 31, 2000 and 1999, respectively), combined with the highly liquid nature of those securities and our proclivity to hold those bonds to maturity (although they are classified as available-for-sale), the par value of those bonds should be fully realized at maturity, resulting in those unrealized gains and losses being temporary.

     In addition, we generally believe that the longer-term trend for future movements in interest rates is toward lower interest rates, which has occurred and has positively affected the value of fixed income investments and has converted those unrealized losses to unrealized gains. We believe the combination of economic circumstances, which is resulting in slower overall economic growth, modest inflation and real long-term interest rates that remain historically high, all combines to result in lower longer-term interest rate trends.

Operating and Investing Activities

     Net cash provided by operating activities was $7,580,000, $910,000 and $10,547,000 in 2000, 1999 and 1998, respectively. The increased amount in 2000 is due to the premium growth and profitable operations of the Insurance Companies. The lower amount for 1999 is attributable to the reduction in insurance premiums in 1999 as a result of the statutorily mandated NJ PPA rate rollback and increased payment of PIP losses for the 1999 Accident Year.

     Net cash utilized in investing activities was $15,917,000, $10,239,000 and $11,054,000 in 2000, 1999 and 1998, respectively. The amounts used in each year reflect the investment of cash provided by operating and finance activities.

     To date, we have only increased staffing nominally to provide home office support to our acquisitions. In 2001, we expect to increase staffing further to support our expanded enterprise and this may increase the expense ratio. We are also making certain capital improvements, particularly with regard to technology platforms at Mountain Valley and Preserver. These capital outlays are anticipated to total at least $1 million in 2001, with additional similar investments also anticipated in 2002 and beyond.

     The depreciation expense for these
improvements, along with associated implementation and conversion costs, are expected to cause additional increases in our expenses and expense ratio in future periods. We do expect however, that these improvements will enable Mountain Valley and Preserver to grow efficiently in the future and will ultimately result in cost savings in 2001 and beyond. Therefore, any increase in expenses and expense ratio is expected to be temporary, and should result in a lower expense ratio in the future.

     Aside from the changes in operating expenditures noted previously, particularly the investments in technology and expenditures associated with the acquisition of Mountain Valley and North East, no unusual or nonrecurring operating expenditures have been incurred over this period.

     The payout ratio of losses, other than PIP in NJ PPA, has not fluctuated substantially over this period. Our cash flow from operations is expected to increase as we increase our revenue through additional premium writings, specifically commercial lines and continue to reduce our expenses and expense ratio. This will be offset somewhat by the development and payment of losses on the new PPA which Motor Club is writing.

Financing Activities

     We did not pay dividends on our common stock in 2000, 1999 and 1998.

     In connection with our acquisition of Mountain Valley, on February 29, 2000 we borrowed $11.5 million ("Debt") from our three Executive Committee members. For more information on the Debt, please refer to Note H in the Notes to Consolidated

Financial Statements.

     In connection with our acquisition of North East, we issued $10 million of Convertible Subordinated Debentures ("Debentures"), on September 23, 1999, in one series, under a plan previously approved by our shareholders. For more information on the Debentures, please refer to Note I in the Notes to Consolidated Financial Statements.

     On December 27, 1999, we repaid the $3 million borrowed from Dresdner Bank, AG in September 1998.

Recent Accounting Pronouncements

     During 1999, the Financial Accounting Standards Board ("FASB") issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133, and Amendment of FASB 133" which extended the effective date of FASB 133 to January 1, 2001. FASB 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments. This statement will not have a material impact on the Company's results of operations or financial condition.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". This statement will not have a material impact on the Company's results of operations or financial condition.

Item 8.  Financial Statements and Supplementary Data

     See Item 14 (a).

Item 9. Disagreements With Accountants On Accounting and Financial Disclosures

     None

                                    PART III

     Items 10, 11, 12 and 13 are omitted from this Report on Form 10-K; the Registrant shall file a definitive proxy statement pursuant to Regulation 14A not later than April 30, 2001, which is 120 days after the close of the fiscal year of the Registrant.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)       (1)  The following financial statements are included in
          Part II, Item 8:

                                                Page(s)
                                                -------
Report of Independent Accountants                F-1
Consolidated Balance Sheets at December 31,
   2000 and 1999                                 F-2
Consolidated Statements of Operations for
  the years ended December 31, 2000, 1999
  and 1998                                       F-3
Consolidated Statements of Shareholders'
  Equity for the years ended December 31,
  2000, 1999 and 1998                            F-4
Consolidated Statements of Cash Flows
 for the years ended December 31, 2000,
 1999 and 1998                                   F-5 to F-6
Notes to Consolidated Financial Statements       F-7 to F-48

          (2) The following financial statement schedules for the years 2000, 1999 and 1998 (pursuant Rule 5-04 of Regulation S-X) are presented herewith:

Schedule I -  Summary of Investments- Other than
               Investments in Related Parties*   F-49
Schedule II - Condensed Financial Information
                of  Registrant                   F-50  to F-52
Schedule IV - Reinsurance*                       F-53
Schedule V -  Valuation and Qualifying
               Accounts and Reserves             F-54
Schedule VI - Supplemental Information
              Concerning Property/Casualty
              Insurance Operations*              F-55

*Presented pursuant to Rule 7-05 of Regulation S-X.

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is given in the financial statements filed herewith, including the notes thereto.

         (b)  Exhibits:

Exhibit No.           Description                      Reference
----------- ----------------------------------  ----------------------------
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

10-l        Specimen copy of Form of            Exhibit 1 to Form 13D of
            Convertible Subordinated            Archer McWhorter dated
            Debentures                          September 23, 1999

10-m        Specimen copy of Promissory Note    Exhibit 10-m to Motor Club of
                                                America's Annual Report on Form
                                                10-K for fiscal year ended
                                                December 31, 1999

22          Subsidiaries of Motor Club of
            America                             Page 78

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOTOR CLUB OF AMERICA
                                   (Registrant)




Dated:  April 16, 2001        By  s/Stephen A. Gilbert
                              -------------------------------
                              Stephen A. Gilbert
                              President, Chief Executive
                              Officer, General Counsel
                              and Director

Dated:  April 16, 2001        By  s/Patrick J. Haveron
                              -------------------------------
                              Patrick J. Haveron
                              Executive Vice President,
                              Chief Executive Officer, Chief
                              Financial Officer and Chief
                              Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 16, 2001        By  s/Archer McWhorter
                              -------------------------------
                              Archer McWhorter
                              Chairman of the Board
                              and Director

Dated:  April 16, 2001        By  s/Alvin E. Swanner
                              -------------------------------
                              Alvin E. Swanner
                              Director

Dated:  April 16, 2001        By  s/William E. Lobeck, Jr.
                              -------------------------------
                              William E. Lobeck, Jr.
                              Director

Dated:  April 16, 2001        By  s/Robert S. Fried
                              -------------------------------
                              Robert S. Fried
                              Director

Dated:  April 16, 2001        By  s/Malcolm Galatin
                              -------------------------------
                              Malcolm Galatin
                              Director

                        REPORT OF INDEPENDENT ACCOUNTANTS

         TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
         OF MOTOR CLUB OF AMERICA:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Motor Club of America and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note V, the Company has restated its December 31, 1999 and 1998 financial statements for certain tax matters.

         PricewaterhouseCoopers LLP
         New York, New York

         April 16, 2001

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           ----------

                                                      DECEMBER 31,
                                                 --------------------
                                                 2000            1999
                                                 ----            ----
                                                             (Restated)
         ASSETS
Investments:
 Fixed maturity securities, available-
   for-sale, at fair value (amortized
   cost $97,571,094 -2000 and
   $80,854,764 -1999)                      $ 98,074,324    $ 78,242,322
 Equity securities, at fair value
   (cost $34,659-2000 and $43,346-1999)          47,604          57,053
 Mortgage loans on real estate - at the
   unpaid principal amount                      110,160         153,616
 Short-term investments, at fair value
   which approximates cost                    6,760,341       8,528,858
                                           ------------     -----------
          Total investments                 104,992,429      86,981,849
Cash and cash equivalents                     3,607,076         443,733
Premiums receivable                          39,749,090      27,132,246
Reinsurance recoverable on paid
 and unpaid losses and loss expenses         32,883,564      21,163,574
Notes and accounts receivable                   124,111         212,598
Deferred policy acquisition costs            14,505,569      10,560,763
Fixed assets - at cost, less accumulated
  depreciation                                2,993,229       1,858,621
Federal income tax recoverable                   12,413          47,100
Prepaid reinsurance premiums                  4,324,915       1,485,450
Deferred tax asset                            1,828,706       3,637,551
Goodwill, less accumulated amortization       1,509,152       1,593,801
Other assets                                  2,080,821       1,470,744
                                           ------------    ------------
          Total Assets                     $208,889,242    $156,588,030
                                           ============    ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses                   $ 90,392,486    $ 70,983,383
Unearned premiums                            53,409,659      38,698,028
Commissions payable                           4,573,912       2,802,516
Accounts payable                              2,246,702       1,397,263
Accrued expenses                              4,032,807       3,112,157
Drafts outstanding                            2,741,249       2,685,423
Note payable                                 11,500,000          -
Convertible subordinated debentures          10,000,000      10,000,000
                                           ------------    ------------
    Total liabilities                       178,896,815     129,678,770
                                           ------------    ------------
Shareholders' Equity:
Common Stock, par value $.50 per share:
 Authorized - 10,000,000 shares;
 issued and outstanding shares 2,124,387      1,062,194       1,062,194
Paid in additional capital                    2,066,089       2,066,089
Accumulated other comprehensive loss         (2,774,148)     (3,897,396)
Retained earnings                            29,638,292      27,678,373
                                           ------------    ------------
    Total Shareholders' Equity               29,992,427      26,909,260
                                           ------------    ------------
    Total Liabilities and
      Shareholders' Equity                 $208,889,242    $156,588,030
                                           ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   ----------

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------
                                      2000           1999          1998
                                      ----           ----          ----
                                                  (Restated)    (Restated)
  REVENUES
Insurance premiums (net of
 premiums ceded totaling
 $13,161,053, $8,358,946
 and $6,776,174)                  $83,467,481    $55,807,330   $53,175,663
Net investment income               6,412,884      5,080,939     4,304,507
Realized gains on
 sales of investments (net)            82,949         36,040        28,545
Other revenues                        163,833        143,410       171,171
                                  -----------   ------------  ------------
     Total revenues                90,127,147     61,067,719    57,679,886
                                  -----------   ------------  ------------

  LOSSES AND EXPENSES
Losses and loss expenses
  incurred (net of reinsurance
  recoveries totaling $11,428,275,
  $1,544,026 and $4,736,671)       55,708,052     40,631,053    36,479,591
Amortization of deferred
  policy acquisition costs         25,135,714     14,305,501    13,375,221
Other operating expenses            3,977,827      4,759,728     2,051,522
Merger-related expenses               354,097        800,000       -
Amortization of goodwill               84,695         21,174       -
Interest expense                    1,867,085        448,117        54,146
                                  -----------   ------------  ------------
     Total losses and expenses     87,127,470     60,965,573    51,960,480
                                  -----------   ------------  ------------
Income before Federal income
  taxes                             2,999,677        102,146     5,719,406
Benefit (provision) for Federal
  income taxes: current               (44,797)        28,331      (179,661)
                deferred             (994,961)       (39,141)   (1,761,361)
                                  ------------  ------------  ------------
Total Federal income tax           (1,039,758)       (10,810)   (1,941,022)
                                  -----------   ------------  ------------

Net income                        $ 1,959,919   $     91,336  $  3,778,384
                                  ===========   ============  ============

NET INCOME PER COMMON SHARE:
Basic                                   $ .92          $ .04         $1.79
                                        =====          =====         =====
Diluted                                 $ .91          $ .04         $1.78
                                        =====          =====         =====

WEIGHTED AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:

Basic                               2,124,387      2,117,912     2,108,722
                                  ===========   ============  ============
Diluted                             2,770,075      2,121,697     2,121,366
                                  ===========   ============  ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    --------

                                        Common Stock (a)
                                      --------------------    Paid-In       Accumulated Other
                                    Shares                   Additional       Comprehensive       Retained
                                    Issued       Amount       Capital        Income (Loss)(b)     Earnings        Total
                                    ------       ------       ----------------------------------  ---------       -----
                                                                               (Restated)        (Restated)     (Restated)
   Balance at December 31, 1997     2,094,429     $1,047,215     $1,950,204     $(3,931,342)    $23,934,956    $23,001,033
Prior period adjustment                                                           1,539,894        (126,303)     1,413,591
Net income                                                                                        3,778,384      3,778,384
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment                                                    668,309                        668,309
Minimum pension liability
  adjustment                                                                       (105,204)                      (105,204)
                                                                                                               -----------
Comprehensive income                                                                                             4,341,489
                                                                                                               -----------
Common stock issued                     22,000        11,000         46,750                                         57,750
                                     ---------     ---------      ---------       ---------     -----------    -----------
   Balance at December 31, 1998      2,116,429     1,058,215      1,996,954      (1,828,343)     27,587,037     28,813,863

Net income                                                                                           91,336         91,336
Other comprehensive income, net
 of tax:
Unrealized investment losses, net
  of reclassification adjustment                                                 (3,006,583)                    (3,006,583)
Minimum pension liability
  adjustment                                                                        937,530                        937,530
                                                                                                              ------------
Comprehensive loss                                                                                              (1,977,717)
                                                                                                              ------------
Common stock issued                      7,958         3,979         69,135                                         73,114
                                     ---------     ---------      ---------       ---------     -----------    -----------
   Balance at December 31, 1999      2,124,387     1,062,194      2,066,089      (3,897,396)     27,678,373     26,909,260

Net income                                                                                        1,959,919      1,959,919
Other comprehensive income, net
 of tax:
Unrealized investment gains, net
  of reclassification adjustment                                                  1,992,930                      1,992,930
Minimum pension liability
  adjustment                                                                       (869,682)                      (869,682)
                                                                                                               -----------
Comprehensive income                                                                                             3,083,167
                                     ---------     ---------      ---------       ---------     -----------    -----------
Balance at Decembe 31, 2000          2,124,387    $1,062,194     $2,066,089     $(2,774,148)    $29,638,292    $29,992,427
                                     =========    ==========     ==========     ===========     ===========    ===========

(a)      PAR VALUE $.50 PER SHARE; AUTHORIZED - 10,000,000 SHARES.
(b)      NET OF DEFERRED TAXES.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ----------

                                              FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                           2000           1999          1998
                                           ----           ----          -----
                                                       (Restated)    (Restated)
Net income                            $ 1,959,919    $    91,336   $ 3,778,384

Adjustments to reconcile net income
  to cash provided by
  operating activities:
  Depreciation expense                    924,900        639,119       527,644
  Amortization of bond
    premium and discount                  122,655         50,336        35,375
  Amortization of goodwill                 84,695         21,174        -
  Gain on sale of investments             (82,949)       (36,040)      (28,545)
  Deferred tax provision                  994,961         39,141     1,761,361

Changes in assets and liabilities
excluding effects of acquisitions:
  Premiums receivable                  (6,583,131)       575,790   (12,591,502)
  Notes and accounts receivable            88,487        (87,154)         (775)
  Deferred policy acquisition costs    (2,521,953)       434,040    (2,849,679)
  Federal income tax - current           (259,787)       (24,526)      (53,035)
  Reinsurance recoverable on paid and
    unpaid losses and loss expenses       980,120      1,071,741      (568,211)
  Prepaid reinsurance premiums          1,535,665        353,015      (320,336)
  Other assets                           (358,537)        57,273       116,941
  Losses and loss expenses              6,663,991      1,435,399     8,088,365
  Unearned premiums                     4,201,301     (1,652,130)   11,447,387
  Commissions payable                   1,708,996        (32,892)    1,512,739
  Accounts payable                        680,438        521,936       312,874
  Accrued expenses                     (2,615,424)    (3,544,396)     (914,385)
  Drafts outstanding                       55,826        996,588       292,620
                                      -----------    -----------  ------------
Total cash provided by
  operating activities                  7,580,173        909,750    10,547,222
                                      -----------    -----------  ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                        ----------

                                           FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                          2000             1999          1998
                                          ----             ----          ----
                                                      (Restated)    (Restated)
Investing activities:
Proceeds from:
  Maturities of fixed maturities      14,551,267      8,074,333    17,444,834
  Sales of fixed maturities            7,689,638      1,205,824     2,000,000
  Sale of equity securities                8,687        630,612       -
  Payments received on mortgage
    loan principal                        43,455        207,422       161,517
  Sale or maturities of short-
    term investments                 126,600,687     89,390,755   245,390,264
Purchase of:
  Fixed maturities                   (34,191,912)    (9,343,352)  (31,304,235)
  Short-term investments            (124,698,557)   (89,656,130) (244,133,789)
  Mountain Valley (2000) and
    North East (1999), net
    of cash acquired                  (3,962,753)   (10,127,839)      -
  Fixed assets                        (1,957,342)      (621,069)     (612,897)
                                     -----------   ------------  ------------
Total cash utilized in
 investing activities                (15,916,830)   (10,239,444)  (11,054,306)
                                     -----------   ------------  ------------
Financing activities:
  Convertible subordinated
   debentures                             -          10,000,000       -
  Note payable                        11,500,000     (3,000,000)   3,000,000
  Common stock issued                     -              -             57,750
                                     -----------   ------------  ------------
Total cash provided by financing
  activities                          11,500,000      7,000,000     3,057,750
                                     -----------   ------------  ------------
Net increase (decrease) in cash        3,163,343     (2,329,694)    2,550,666
Cash and cash equivalents
  at beginning of year                   443,733      2,773,427       222,761
                                     -----------   ------------  ------------
Cash and cash equivalents
  at end of year                     $ 3,607,076   $    443,733  $  2,773,427
                                     ===========   ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      (1)      Total interest paid was $1,774,808 (2000), $448,782 (1999) and
               $60,389 (1998).
      (2) Total Federal income taxes paid was $0 (2000 and 1999) and $212,738 (1998).
      (3)      The Company purchased all of the common stock of Mountain Valley
               (2000) and North East (1999). Cash acquired in connection with the purchase of Mountain Valley (2000) and North East (1999) was $3,537,247 and $208,725, respectively. In conjunction with the acquisition, liabilities were assumed as follows:

                                                        2000           1999
                                                   -----------     -----------
               Fair value of assets acquired       $14,944,762     $32,858,750
               Cash paid for the capital stock       7,500,000      10,409,682
               Equity paid for the capital stock        -               73,114
                                                   -----------     -----------
               Liabilities assumed                 $ 7,444,762     $23,375,954
                                                   ===========     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

                           The Company's insurance subsidiaries, Motor Club of America Insurance Company ("Motor Club"), Preserver Insurance Company ("Preserver"), Mountain Valley Indemnity Company ("Mountain Valley"), North East Insurance Company ("North East") and its subsidiary American Colonial Insurance Company ("American Colonial") are collectively referred to as the "Insurance Companies".

                           All material intercompany items and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the current presentation.

                  (b)      Nature of Operations:

                           The Company is a New Jersey corporation which owns the Insurance Companies. The Company acquired North East and its subsidiaries on September 24, 1999 and Mountain Valley on March 1, 2000; see Note B and C for more information on these transactions, respectively. The Insurance Companies engage in


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note A - Summary of Significant Accounting Policies
                     (Continued):

                           property and casualty insurance, principally small commercial, private passenger automobile and homeowners insurance, produced by independent agents. The Company generates substantially all of its revenues from its insurance operations.

                           Motor Club and Preserver's operations are in the State of New Jersey. Mountain Valley's operations are in New England (except for Connecticut) and New York. North East's operations are in the State of Maine. American Colonial, which has not written any business since March 1990, plans to recommence operations in the State of New York in 2001.

                  (c)      Insurance Premiums:

                           Insurance premiums are credited to income by the monthly pro rata method over the terms of the contracts. Beginning July 1, 1998, Motor Club began converting its contracts for private passenger automobile insurance from six month to twelve month policies ("Policy Term Conversion"). While the Policy Term Conversion temporarily increased, for a one year period commencing July 1, 1998, the amount of premiums written by Motor Club, it did not affect the amount of premiums earned. Insurance contracts for policies are for terms of one to three years.

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


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note A - Summary of Significant Accounting Policies
                      (Continued):

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

                           Gains and losses on investments are recognized when investments are sold or redeemed on a specific identification basis.

                  (e)      Other Revenues:

                           Other revenues consist principally of interest on mortgage loans and servicing fees from motor club membership fees, which are earned when services are fulfilled.

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


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note A - Summary of Significant Accounting Policies
                      (Continued):

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

                  (g)      Deferred Policy Acquisition Costs:

                           Deferred policy acquisition costs are costs that vary with and are primarily related to the production of new and renewal business. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs which are deferred when incurred and amortized to income as the related written premiums are earned.

                           Investment income is anticipated in determining the recoverability of deferred policy acquisition costs.

                  (h)      Fixed Assets:

                           Depreciation on leasehold improvements is computed by the straight-line method over the remaining lease term. Depreciation on furniture and fixtures, technology investments and other equipment, is computed by the straight-line method over the estimated useful lives, ranging from three to twenty years.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note A - Summary of Significant Accounting Policies
                      (Continued):

                           Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to income as incurred. When fixed assets are retired, or otherwise disposed of, the cost thereof and related accumulated depreciation are eliminated from the accounts. Any gain or loss on disposal is credited or charged to operations.

                  (i)      Federal Income Taxes:

                           Deferred Federal income taxes are provided for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to apply in the years in which the differences are expected to reverse.

                  (j)      Goodwill:

                           Under the purchase method of accounting for business combinations, the total purchase price is allocated to the acquired assets and liabilities based on their fair values. Any differences between the excess of the cost of the transaction and the fair value of net assets acquired is recorded as goodwill, which will be amortized on a straight-line basis over twenty years.

                  (k)      Statement of Cash Flows:

                           For purposes of the statement of cash flows, the Company considers demand deposits held with financial institutions and money market mutual fund holdings to be cash equivalents.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note A - Summary of Significant Accounting Policies
                      (Continued):

                  (l)      Per Share Data:

                           Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options. See Note Q for more information on outstanding stock options and Note S for more information on the computation of Earnings per Share.

                  (m)      Comprehensive Income (Loss):

                           Comprehensive income (loss) consists of net income, the unfunded accumulated benefit obligation in excess of plan assets ("minimum pension liability") and net unrealized investment gains or losses on available-for-sale securities and is presented separately in Note P. These amounts are reported net of deferred Federal income taxes.

                  (n)      Fair Value of Financial Instruments

                           The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium receivables, accounts payable and notes payable approximate those assets and liabilities fair values due to the short term nature of the instruments. The fair value of investments and convertible subordinated debentures are addressed in the related footnotes.

         Note B - Acquisition of North East:

                  On September 24, 1999, the Company acquired North East, headquartered in Scarborough, Maine, through a merger of a wholly-owned subsidiary of the Company with and into North East.

                  Under the terms of the merger, certain North East shareholders elected and received 7,958 shares of the Company's common stock representing 41,781 shares of North East common stock; the remaining shareholders and holders of North East stock options were paid $10,409,682 in cash. The aggregate purchase price for the transaction was $10,482,796.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note B - Acquisition of North East (Continued):

                  The acquisition has been accounted for using the purchase method of accounting and, the excess purchase price over the fair value of the net assets acquired of $1,614,957 was allocated to goodwill. The goodwill is being amortized on a straight-line basis over twenty years. The 1999 consolidated results of operations include the results of operations of North East for the three months ended December 31, 1999. The amount of goodwill amortization expense recorded in 2000 and 1999 was $84,695 and $21,174, respectively.

                  The following unaudited pro forma consolidated results of operation for the years ended December 31, 1999 and 1998 assume the North East acquisition occurred as of January 1, 1998:

                                                     1999        1998
                                                     ----        ----
                                                  (Restated)   (Restated)
                  Insurance premiums             $66,002,646  $65,756,095
                  Net investment income            5,695,332    5,175,055
                  Realized gains on sales of
                   investments (net)                   3,102       82,817
                  Other revenue                      143,410      171,171
                                                 -----------  -----------
                  Total revenues                  71,844,490   71,185,138
                                                 -----------  -----------
                  Losses and loss expenses
                   incurred                       47,398,423   44,837,264
                  Other operating expenses        25,860,049   21,339,295
                                                 -----------  -----------
                  Total losses and expenses       73,258,472   66,176,559
                                                 -----------  -----------
                  Income (loss) before federal
                    income taxes                  (1,413,982)   5,008,579
                  Benefit (provision) for
                    federal income taxes             488,475   (1,687,859)
                                                 -----------  -----------
                  Net income (loss)              $  (925,507) $ 3,320,720
                                                 ===========  ===========
                  Per share:
                  Basic                          $      (.44) $      1.57
                                                 ===========  ===========
                  Diluted                        $      (.44) $      1.40
                                                 ===========  ===========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note C - Acquisition of Mountain Valley:

                  On March 1, 2000 the Company completed its acquisition of Mountain Valley, formerly known as White Mountains Insurance Company, from Unitrin, Inc. for $7.5 million in cash. Mountain Valley is based in Bedford, New Hampshire.

                  The fair value of Mountain Valley's net assets at March 1, 2000 was $7,775,687. The acquisition has been accounted for using the purchase method of accounting and thus based on the fair value of the net assets acquired at March 1, 2000, the Company recorded $275,687 of the difference between the excess which represented the fair value of net assets acquired and the cost of the transaction as a reduction of deferred policy acquisition costs, which is being amortized on a straight-line basis over the terms of the underlying insurance contracts associated with those costs.

                  Under the terms of the purchase, Mountain Valley terminated its former 100% intercompany quota share reinsurance agreement; at closing there were no net loss and loss expense reserves for claims occurring prior to closing, including those which develop subsequently. Mountain Valley assumed $6,135,200 of unearned premium and other liabilities of $1,309,562 at closing (subject to certain adjustments).

                  Because of the 100% quota share, Mountain Valley had no net underwriting operations prior to March 1, 2000 and thus no pro forma effects of the acquisition are presented.

         Note D - Investments:

         (a) The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2000 were as follows:


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note D - Investments (Continued):

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized      Fair
                                 Cost       Gains        Losses        Value
                            -----------   ----------  -----------  ----------

         U.S. Government
          securities        $25,283,857  $  969,621    $ (29,541)  $26,223,937
         Mortgage-backed
          securities         22,842,939     115,961      (38,022)   22,920,878
         Asset-backed
          securities         12,303,741      32,086      (20,351)   12,315,476
         Corporate
          securities         37,140,557     202,337     (728,861)   36,614,033
                            -----------  ----------    ---------   -----------
          Total             $97,571,094  $1,320,005    $(816,775)  $98,074,324
                            ===========  ==========    =========   ===========

                  The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1999 were as follows:

                                            Gross        Gross
                              Amortized   Unrealized   Unrealized      Fair
                                 Cost       Gains        Losses        Value
                            -----------   ----------  -----------  ----------

         U.S. Government
          securities        $20,031,827  $128,984     $ (239,128)  $19,921,683
         Mortgage-backed
          securities         10,678,363    29,476       (301,482)   10,406,357
         Asset-backed
          securities         10,454,886     -           (216,034)   10,238,852
         Corporate
          securities         39,689,688     9,436     (2,023,694)   37,675,430
                            -----------  --------    -----------   -----------
          Total             $80,854,764  $167,896    $(2,780,338)  $78,242,322
                            ===========  ========    ===========   ===========

                  The amortized cost and fair value of investments in fixed maturity securities at December 31, 2000, by contractual maturity, were as follows:

                                           Amortized        Fair
                                             Cost          Value
                                          -----------    -----------
         Due in one year or less          $ 6,095,794    $ 6,124,940
         Due after one year through
           five years                      26,531,826     26,873,336
         Due after five years through
           ten years                       30,311,345     30,272,020
         Due after ten years               34,632,129     34,804,028
                                          -----------    -----------
                                          $97,571,094    $98,074,324
                                          ===========    ===========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note D - Investments (Continued):

                  The above maturity tables include $35,236,354 (at fair value) of mortgage-backed and asset-backed securities, which were classified based on the contractual life of the securities.

                  Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Gross gains of $157,992, $6,213 and $50,099 were realized on proceeds of $9,304,811, $546,789 and $10,434,411 in 2000, 1999 and 1998,
                  respectively, on those sales and calls. Gross losses of $75,243, $595 and $21,554 were realized on proceeds of $4,738,160, $250,000 and $5,391,130 in 2000, 1999 and 1998,
                  respectively, on those sales and calls.

         (b) Net investment income by category of investments consisted of the following:

       CATEGORY               2000        1999         1998
       --------               ----        ----         ----

    Fixed maturities      $5,664,918   $4,665,066   $3,950,500
    Other, principally
     short-term
     investments           1,021,032      593,366      498,253
                          ----------   ----------   ----------
      Total investment
        income             6,685,950    5,258,432    4,448,753
    Investment
     expenses                273,066      177,493      144,246
                          ----------   ----------   ----------
      Net investment
        income            $6,412,884   $5,080,939   $4,304,507
                          ==========   ==========   ==========

         (c) At December 31, 2000 and 1999, fixed maturity investments (at fair value) deposited with the various states where the Insurance Companies conduct business amounted to $7,407,918 and $2,986,560, respectively.

         (d) There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note D - Investments (Continued):

         (e) The change in net unrealized gains (losses) on investments are as follows:

                              YEARS ENDED DECEMBER 31,
                         ------------------------------------
                             2000          1999        1998
                             ----          ----        ----
         Fixed
        maturities       $3,115,672   $(4,517,228)  $1,012,666
                         ==========   ============  ==========

         (f) In the opinion of management there has been no other than temporary impairments in the carrying amount of investments.

         Note E - Unpaid Losses and Loss Expenses:

         (a) The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 2000, 1999 and 1998:

                                    2000         1999        1998
                                    ----         ----        ----
         Balance at January 1   $70,983,383  $58,335,143  $50,246,778
         Less: Reinsurance
          recoverables           18,453,650   18,520,866   17,363,319
                                -----------  -----------  -----------
         Net balance at
          January 1              52,529,733   39,814,277   32,883,459
         Acquired in 1999           -          8,820,265      -
         Incurred losses and
          loss expenses:
          Provision for current
           year claims           55,542,028   37,271,781   32,598,287
          Increase in provision
           for prior years'
           claims                   166,024    3,359,272    3,881,304
                                -----------  -----------  -----------
         Total incurred losses
           and loss expenses     55,708,052   40,631,053   36,479,591
                                -----------  -----------  -----------
         Payment for losses and
          loss expenses:
          Payment on current
           year claims           24,501,115   16,447,458   12,038,000
          Payment on prior
             years' claims       23,540,843   20,288,404   17,510,773
                                -----------  -----------  -----------


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


         Note E - Unpaid Losses and Loss Expenses (Continued):

                                        2000         1999        1998
                                        ----         ----        ----
         Total payments for
           losses and loss
           expenses                 48,041,958   36,735,862   29,548,773
                                   -----------  -----------  -----------
         Net balance at
           December 31              60,195,827   52,529,733   39,814,277
         Plus: Reinsurance
          recoverables              30,196,659   18,453,650   18,520,866
                                   -----------  -----------  -----------
         Balance at December 31    $90,392,486  $70,983,383  $58,335,143
                                   ===========  ===========  ===========

                  The Company recognized unfavorable development in the provision for insured events of prior years of $166,024, $3,359,272 and $3,881,304 in 2000, 1999 and 1998,
                  respectively. The small 2000 development reflects generally neutral net development in each of the Insurance Companies. Motor Club did experience favorable development of private passenger automobile ("PPA") losses occurring in 1999 offset by unfavorable development of losses occurring from 1996 to 1998. The 1999 and 1998 development reflects the initial adverse development of Motor Club's reserves for PPA losses occurring in those years.

                  In establishing the liability for unpaid losses and loss settlement expenses, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known losses (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted losses. Estimates of the liabilities are reviewed and updated continually.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note E - Unpaid Losses and Loss Expenses (Continued):

         (b) Losses incurred are reduced by salvage and subrogation approximating $4,249,190, $3,144,175 and $2,661,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Note F - Fixed Assets:

                  Fixed assets consist of the following:

                                            2000          1999
                                            ----          ----
      Leasehold improvements            $  266,041    $  202,275
      Office furniture, fixtures and
       data processing equipment         6,300,978     3,984,231
                                        ----------    ----------
                                         6,567,019     4,186,506
          Less accumulated depre-
           ciation                       3,573,790     2,327,885
                                        ----------    ----------
       Balance at December 31           $2,993,229    $1,858,621
                                        ==========    ==========

         Note G - Reinsurance:

         (a) Unearned premiums and unpaid loss and loss expenses are stated gross of the effects of reinsurance.

         (b) Ceded premiums are recognized in a manner consistent with the coverage provided. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance.

         (c) Reinsurance contracts do not relieve the Insurance Companies from their obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Insurance Companies. Generally, for Motor Club and Preserver all risks in excess of $200,000 for 2000 and $150,000 for 1999 and prior for liability lines and $100,000 for property lines are reinsured.

                  North East's principal reinsurance protection is provided through a combined per risk excess of loss treaty. Prior to 2000, this reinsurance afforded recovery to $1 million in excess of a retention of $50,000. On January 1, 2000, this retention was increased to $150,000.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note G - Reinsurance (Continued):

                  Prior to March 1, 2000, the date the Company acquired Mountain Valley, Mountain Valley ceded 100% of its premiums, losses and expenses under a quota share treaty to Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, Inc., ("Trinity Quota Share"). All cessions under the Trinity Quota Share are after the application of all third party reinsurance that Mountain Valley maintains.

                  Effective March 1, 2000, the Trinity Quota Share was terminated on a cut-off basis. Under the terms of the cut-off, Mountain Valley will continue to cede 100% of losses and expenses incurred before March 1, 2000, including subsequent development of those losses and expenses. In addition, Trinity retained the premiums, losses and expenses on certain policies in the State of New York until Mountain Valley renewed, canceled or non-renewed those policies at (or prior to) their expiration dates.

                  Accordingly, as of March 1, 2000, Mountain Valley had and will continue to have no net unpaid loss and loss expense reserves for losses incurred before March 1, 2000. Reinsurance recoverables on unpaid loss and loss expenses due under the Trinity Quote Share were $10,723,263 at December 31, 2000. Mountain Valley is subject to credit risk should Trinity not be able to pay its obligations under the Trinity Quota Share. However, Trinity is presently rated A+ (Superior) by A.M. Best and has $846 million in statutory surplus as regards policyholders as of December 31, 2000. Thus, management believes that such credit risk is not material at this time.

                  Third party reinsurance for property and casualty losses of Mountain Valley are principally maintained under a combined per risk excess of loss treaty affording recovery to $5 million in excess of a retention of $250,000.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note G - Reinsurance (Continued):

                  The Insurance Companies also maintain additional reinsurance contracts for boiler and machinery coverages, commercial umbrella and workers' compensation policies, catastrophe events and for certain risks that it underwrites which it does not believe are appropriate for coverage by its third party treaty reinsurance.

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

                  Reinsurance recoverable on paid and unpaid loss and loss expenses include amounts recoverable from the Unsatisfied Claim and Judgment Fund ("UCJF") of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club's statutory retention limit of $75,000. Reinsurance recoverable from the UCJF was $7,858,373 and $8,672,127 as of December 31, 2000 and 1999, respectively.

                  Motor Club is required to participate in the New Jersey Automobile Insurance Risk Exchange ("NJ AIRE"). NJ AIRE is designed to balance differences between Motor Club's bodily injury exposures and loss payments as compared to industry exposures and loss payments under New Jersey's dual tort threshold system.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note G - Reinsurance (Continued):

                  Assessments paid to NJ AIRE based on subject bodily injury exposures are accounted for as ceded premiums written and totaled $723,851, $1,805,185 and $1,113,756 in 2000, 1999 and
                  1998, respectively. Reimbursements from NJ AIRE based on subject claim payment experience are accounted for as ceded losses incurred and totaled $1,027,146, $1,347,565 and $548,415 in 2000, 1999 and 1998, respectively.

                  Prepaid reinsurance premiums of $4,324,915 and $1,485,450 as of December 31, 2000 and 1999, respectively, are mainly attributable to Preserver's and Mountain Valley's workers' compensation program and excess of loss reinsurance treaties.

                  The effect of reinsurance on premiums written and earned is as follows:

                           2000                        1999                        1998
                          -----                        ----                        ----
                  WRITTEN        EARNED       WRITTEN        EARNED       WRITTEN        EARNED
                  ---------------------       ---------------------       ---------------------
    Direct    $100,846,838  $96,615,156   $62,467,203   $64,151,936   $71,399,224  $59,951,837
    Assumed        (17,003)      13,380        46,946        14,340       -            -
    Ceded      (11,625,394) (13,161,055)   (8,005,934)   (8,358,946)   (7,096,511)  (6,776,174)
              ------------  -----------   -----------   -----------   -----------  -----------
    Net       $ 89,204,441  $83,467,481   $54,508,215   $55,807,330   $64,302,713  $53,175,663
              ============  ===========   ===========   ===========   ===========  ===========

         Note H - Note Payable:

                  On September 14, 1998, the Company entered into a $3 million revolving credit facility with Dresdner Bank (the "Loan") and drew on the entire amount of the Loan on September 30, 1998. The Loan was repaid in full on December 27, 1999. The weighted-average effective rate of interest on the Loan was 7.28% and 7.0625% in 1999 and 1998, respectively. Interest paid on the loan in 1999 and 1998 was $216,017 and $54,146, respectively.

                  In connection with the acquisition of Mountain Valley, three of the Company's directors ("Ownership Group") extended unsecured debt financing ("Notes") in the amount of $11.5 million to finance the transaction and to provide additional working capital to the Company. The Notes mature on February 28, 2002 and pays interest quarterly at a rate of 10.605%. The Company is pursuing longer-term financing options to replace the Notes. At the Company's election, if acceptable financing is not identified by Motor Club during the two-year period, the Notes can be extended for up to five years utilizing successive one-year renewals, in exchange for an increased interest rate on the Notes. Interest paid on the Notes was $914,681 in 2000.

         Note I - Convertible Subordinated Debentures:

                  In connection with its acquisition of North East, on September 23, 1999, the Company issued $10 million of Convertible Subordinated Debentures ("Debentures"), in one series, under a plan previously approved by its shareholders.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note I - Convertible Subordinated Debentures (Continued):

                  The Debentures are due on September 23, 2009 and bear an interest rate of 8.44%, which was 2.5% over the London Interbank Offered Rate, fixed as of September 23, 1999, the date the series was issued.

                  At each holder's option, the Debentures are convertible at any time, in whole or in part, into 645,578 of the Company's common shares ($10 million divided by 130% of the average trading price of the Company's common stock over the twenty day period immediately prior to September 23, 1999 ("Conversion Price")). The applicable Conversion Price is $15.49.

                  The Ownership Group purchased $9,253,785 of the $10 million in Debentures issued. If the members of the Ownership Group convert those Debentures, their percentage ownership in the Company's common stock will substantially increase. Based on the Company's common shares outstanding as of December 31, 2000, the Ownership Group could increase its collective percentage stock ownership from the current 47.1% to 57.7%.

                  Interest paid on the Debentures was $844,000 and $232,100 in 2000 and 1999, respectively. The fair value of the Debentures was estimated to be $11,950,282 and $12,648,876 at December 31, 2000 and 1999, respectively. Fair value for the Debentures are estimated using a model that considers both the debt and equity components of the security. As to the debt component, fair value was estimated by considering the Debentures estimated credit quality, similar instruments and its remaining average life. As to the equity component, fair value was estimated using the Black-Scholes option pricing model based on the following assumptions for 2000 and 1999: risk-free interest rate of 5.19% and 6.44%; volatility of 47.6% and 50.5%; and expected life of 9.75 years and 8.75 years. The Company does not pay a dividend on its common stock.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note J - Taxes:

         (a) The Company and its subsidiaries (including MCA Insurance Company in Liquidation and its subsidiaries ("MCAIC"), former affiliates) file a consolidated Federal income tax return, and participate in a Tax Sharing Agreement.

                  Despite being declared insolvent in 1992, MCAIC is required to continue to be included in the Company's consolidated tax return filed with the Internal Revenue Service. Since that time, MCAIC has generally continued to generate taxable losses included in the consolidated tax return.

                  Under the applicable rules, the Company is entitled to, and has taken current tax benefits for net operating losses that MCAIC and its subsidiaries have generated since 1992. However, to the extent that the Company does not have positive basis (as defined by the Internal Revenue Code), it may also be required to pay future tax liabilities (which may offset the current tax benefit) subject to certain events which may trigger such payments. Accordingly, when such current tax benefits are recognized, a corresponding deferred tax liability is recorded.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note J - Taxes (Continued):

                  In March 2001, the Company's management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded. In addition, deferred tax assets were not recorded that should have been for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income. As a result, the 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported and are discussed in Note V.

                  At the time of its insolvency, MCAIC realized approximately $150 million in losses, which generated a net operating loss ("NOL") that could not be utilized at that time by either the Company or MCAIC under applicable IRS regulations and which expire in 2006. Additional net operating losses have been experienced by MCAIC since 1992, some of which were utilized by the Company at a time when it had no tax basis in MCAIC, thus creating a deferred tax liability represented by the $1,917,405 "Excess Loss Account" item (for the year ended December 31, 2000) as shown in the deferred tax reconciliation of this Note. The $150 million of NOL's generated in 1992 will likely increase the Company's excess loss account at the time they expire in 2006.

                  An excess loss account in a subsidiary generally creates taxable income at the time of the sale, liquidation or other disposition of the subsidiary.

                  Management expects that the liquidation or other disposition of MCAIC will take place prior to the expiration of these NOL's in 2006 and prior to the corresponding increase in the Company's excess loss account. As the control of the liquidation process rests with the Insurance Department of the State of Oklahoma (the "Receiver") and not with management, there is a potential risk that such tax liability could be incurred by the Company after 2006 when the 1992 generated NOLs will have been converted into the Company's excess loss account. Management believes it is unlikely that such risk will occur, as the liquidation of MCAIC is probable before the expiration of the NOL. However, the tax effects of these transactions are subject to the circumstances of the liquidation process itself and tax-planning strategies exist which could mitigate the impact of such a tax exposure.

                  With respect to the Company's excess loss account created by the Company's utilization of MCAIC's post 1992 NOL's, these excess losses will likely result in the Company recognizing taxable income in the year MCAIC is liquidated or otherwise disposed of. The effect of the deferred taxes attributable to such income has been reflected in the Consolidated Financial Statements.

                  (b) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                December 31,
                                              2000          1999
                                           ----------    ---------
                                                         (Restated)
          Deferred tax assets:
            Net operating loss ("NOL")
             carryforward                  $2,997,500    $2,969,144
            Unpaid losses and loss
             expenses                       2,448,971     2,046,251
            Unearned premium                3,337,694     2,530,457
            Unrealized loss on
             securities                        -            888,230
            Minimum pension liability       1,559,138     1,111,120
            Alternative minimum tax and
             general business credit carry-
             forwards                         345,408       300,611
            Other deferred tax assets         227,349       313,353
                                           ----------    ----------
          Total deferred tax assets        10,916,060    10,159,166
                                           ----------    ----------
          Deferred tax liabilities:
            Deferred acquisition costs     (4,931,893)   (3,590,659)
            Excess loss account            (1,917,405)     (910,664)
            Unrealized gain on
             securities                      (171,098)        -
            Prepaid pension cost           (1,313,026)   (1,181,989)
            Other deferred tax liabilities   (169,490)     (223,447)
                                           ----------    ----------
          Total deferred tax liabilities   (8,502,912)   (5,906,759)
                                           ----------    ----------
          Less: valuation allowance for
            deferred tax assets              (584,442)     (614,856)
                                           ----------    ----------
          Net deferred tax
            asset                          $1,828,706    $3,637,551
                                           ==========    ===========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note J - Taxes (Continued):

                  The NOL carryforward of $8,816,176 expires beginning in 2009. The NOL carryforward includes $6,327,667 of NOL's attributable to North East, which expire in 2014. Under the prevailing tax laws, these losses must be used to offset taxable income of North East only, are not available to offset taxable income of other operations and are subject to an annual limitation of $587,000.

                  The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset, including those net deferred tax assets attributable to North East only. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income. A valuation allowance has been provided for NOL's relating to MCAIC that have not been utilized as well as for capital loss carryforwards generated from North East that management believes may not be utilized within the carryforward period.


         (c) The provision for Federal income taxes resulted in effective tax rates that differ from the statutory Federal income tax rates, as follows:

                                  2000          1999         1998
                                  ----          ----         ----
                                             (Restated)    (Restated)
Tax provision
 computed at statutory
 federal income tax rates     ($1,019,890)  ($   34,730)  ($1,944,598)
Goodwill                          (28,798)       (7,199)        -
Other                               8,930        31,119         3,576
                              -----------   -----------   -----------
Provision                     $(1,039,758)  $   (10,810)  $(1,941,022)
                              ===========   ===========   ===========

         (d) The Consolidated Statements of operations for the years ended December 31, 2000, 1999 and 1998 include state taxes based on insurance premiums of $884,052, $230,606, and $189,346, respectively.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note K - Shareholders' Equity:

         (a) The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the respective Departments of Insurance in which they are domiciled ("SAP").

                  Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

                  The Insurance Companies are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2000, and to the extent that statutorily defined surplus is available, $3,329,000 would be available for distribution during 2001 without prior approval.

                  As a result of PPA reforms in New Jersey, which include a reduction of premium due to a rate rollback, Motor Club's liabilities for unpaid losses and loss expenses in relation to its statutory surplus are at a level whereby adverse development of claims, particularly as a result of the impact of these reforms, could further reduce its surplus, thus decreasing its risk-based capital ratios, possibly to a level which would require action as prescribed by law. To date, the New Jersey Department of Banking and Insurance has generally not been responsive to request for rate increases or other regulatory relief based upon the impact of these reforms to companies, nor as noted has it implemented certain key aspects of these reforms which would provide relief to insurers such as Motor Club.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note K - Shareholders' Equity (Continued):

                  The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the statutory capital and surplus of the Insurance Companies is still being determined and is currently not expected to decrease statutory capital and surplus as of January 1, 2001.

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

                                             DECEMBER 31,
                                         -----------------
                                         2000         1999
                                         ----         ----
             Capital and surplus -
              Statutory basis         $39,423,591  $30,211,579
             Shareholders' equity -
              GAAP basis              $65,415,583  $47,647,953


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note K - Shareholders' Equity (Continued):

                                       YEARS ENDED DECEMBER 31,
                                   -----------------------------
                                   2000       1999         1998
                                   ----       ----        ------
            Net income (loss):
            Statutory basis     $ (125,807) $  204,073  $ (762,471)
            GAAP basis          $4,896,742  $1,265,286  $5,157,732

                  Distribution by the Insurance Companies of the excess of GAAP shareholders' equity over statutory capital and surplus to the Company is prohibited by law.

         Note L - Contingencies:

                  The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

         Note M - Pensions:

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


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note M - Pensions (Continued):

                  The Plan maintained a significant amount of assets in group annuity contracts with Mutual Benefit Life Insurance Company ("Mutual"), which was placed in rehabilitation by the NJ DOBI on July 16, 1991.

                  In October 1994, MBL Life Assurance Corporation ("MBLLAC") approved and subsequently paid a "hardship withdrawal" of $2,666,204 (net of an administrative charge of $470,507) to the Plan.

                  The Plan also received $91,938 and $183,876 in distributions from MBLLAC and Mutual in 1999 and 1998, respectively, under provisions of the Plan of Rehabilitation.

                  On June 1, 1999, $3,424,869 was received from MBLLAC and an additional $14,670 was received on August 27, 1999. The restructured contract has how been paid in full and the Plan no longer has any assets with MBLLAC.

         (b) Net periodic pension cost for 2000, 1999 and 1998 included the following components:

                                      2000       1999        1998
                                      ----       ----        ----
            Interest cost        $  815,300  $  784,400   $813,900
            Expected return on
             plan assets         (1,076,700) (1,032,700)  (946,800)
            Recognized loss         268,700     342,100    312,500
                                  ---------  ----------   --------
             Net periodic cost    $   7,300  $   93,800   $179,600
                                  =========  ==========   ========

                  Measurement of the Company's benefit obligation and pension expense as of December 31 of each year used the following assumptions:

                                                 2000      1999    1998
                                                 ----      ----    ----
                       Discount rate            7.50%      7.75%   6.75%
                       Expected return on plan
                         assets                10.00%     10.00%  10.00%
                       Rate of compensation
                         increase                N/A        N/A     N/A


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------
         Note M - Pensions (Continued):

         (c) A reconciliation of the changes in the Plan's benefit obligations and fair value of assets during 2000 and 1999 and a statement of the funded status of the Plan as of December 31 of each year is as follows:

                                          2000          1999
                                          ----          ----
       Change in benefit obligation:
         Benefit obligation at
          January 1                    $10,844,900   $11,968,900
         Service cost                        -             -
         Interest Cost                     815,300       784,400
         Actuarial (gain)/loss             378,300      (886,400)
         Benefits paid                  (1,033,200)   (1,022,000)
                                       -----------   -----------
         Benefit obligation at
          December 31                  $11,005,300   $10,844,900
                                       ===========   ===========
      Change in plan assets:
        Fair value of plan assets at
          January 1                    $11,061,300   $10,618,700
        Actual return on plan assets       (19,100)    1,325,700
        Employer contribution              384,800       239,900
        Benefits paid                   (1,033,200)   (1,022,000)
        Other                             (112,300)     (101,000)
                                       -----------  ------------
        Fair value of plan assets at
          December 31                  $10,281,500   $11,061,300
                                      ============  ============
        Funded Status at December 31   $  (723,800)  $   216,400
        Unrecognized loss                4,585,700     3,268,000
                                      ------------  ------------
        Net amount recognized at
          December 31                  $ 3,861,900   $ 3,484,400
                                      ============  ============

                  Following are the amounts recognized in the statement of financial position as of December 31 of each year:

             Prepaid benefit cost              $3,861,900   $ 3,484,400
             Accrued benefit liability         (4,585,700)   (3,268,000)
             Accumulated other comprehensive
              income                            3,026,600     2,156,900
             Deferred tax benefit, as restated  1,559,100     1,111,100
                                              -----------   -----------
             Net amount recognized             $3,861,900    $3,484,400
                                              ===========   ===========

                  The adjustment required to recognize the minimum liability is reflected as a component of accumulated comprehensive income
                  (loss) as of December 31, 2000 and 1999, respectively.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note M - Pensions (Continued):

         (d) The Company maintains a defined contribution plan for substantially all employees. Employer contributions of a discretionary amount are made by the Company and its subsidiaries. Employer contributions in the amount of $169,554, $124,458 and $116,329 were made by the Company in 2000, 1999 and 1998, respectively, for its employees and charged to expense.

         (e) In 1997, the Company established a non-qualified deferred compensation plan for certain executive employees. Employer contributions of a discretionary amount are made by the Company. Contributions during 2000 and 1999 were immaterial.

         Note N - Post-retirement Benefits:

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

         (b) Net periodic post-retirement benefit cost for 2000, 1999 and 1998 included the following components:

                                        2000       1999      1998
                                        ----       ----      ----
            Service cost              $   900     $ 2,700   $ 2,500
            Interest cost              77,600      30,100    36,000
            Amortization of
             transition obligation     28,000      28,000    28,000
            Amortization of net
             loss                      97,100      22,600    21,800
                                     --------     -------   -------
            Net postretirement
             expense                 $203,600     $83,400   $88,300
                                     ========     =======   =======


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

        Note N - Post-retirement Benefits (Continued):

                  Measurement of the Company's benefit obligation and post-retirement benefit expense as of December 31 of each year used the following assumptions:

                                   2000       1999     1998
                                   ----       ----     ----
                Discount Rate      7.50%      7.75%    6.75%
                Expected return
                 on assets          N/A        N/A      N/A
                Average rate of
                 increase in
                 compensation       N/A        N/A      N/A

         (c) A reconciliation of the changes in the benefit obligations and fair value of assets during 2000 and 1999 and a statement of the funded status as of December 31 of each year is as follows:

                                               2000        1999
                                               ----        ----
      Change in Accumulated Postretirement
       Benefit Obligation
        Benefit Obligation at January 1    $  375,300    $502,600
        Service Cost                              900       2,700
        Interest Cost                          77,600      30,100
        Employee Contributions                 52,400      45,700
        Benefit Paid                         (162,400)   (157,900)
        Actuarial (gain) loss                 696,900     (47,900)
                                           ----------   ---------
        Benefit Obligation at December 31  $1,040,700    $375,300
                                           ==========   =========

      Change in Plan Assets
        Fair Value of Plan Assets at
         January 1                         $     -       $  -
        Company Contributions                 110,000     112,200
        Employee Contributions                 52,400      45,700
        Benefits Paid                        (162,400)   (157,900)
                                          -----------   ---------
        Fair Value of Plan Assets at
         December 31                       $    -        $  -
                                          ===========   =========
      Funded Status of the Plan
        Benefit obligation less than plan
         assets                           ($1,040,700)  ($375,300)
        Unamortized transition obligation     333,000     361,000
        Unamortized net loss                  786,900     187,100
                                           ----------   ---------
        Net prepaid asset                  $   79,200    $172,800
                                           ==========   =========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note N - Post-retirement Benefits (Continued):

                  The following are the amounts recognized in the statement of financial position as of December 31 of each year:

                                                    2000       1999
                                                    ----       ----
           Prepaid benefit cost                    $79,200   $172,800
           Accumulated other comprehensive income     -          -
                                                  --------   --------
           Net amount recognized                   $79,200   $172,800
                                                   =======   ========

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

         Note O - Selected Quarterly Financial Data (Unaudited):

         (a) The Company is restating its tax provision (benefit) and net income for the three month periods in 2000 and 1999. Please refer to Note V for further information.


         (b)  Year ended December 31, 2000:

                       1st            2nd          3rd           4th
                     Quarter*       Quarter      Quarter       Quarter
       Revenues    $19,698,432    $22,453,506   $24,645,495  $23,329,714
                   ===========    ===========   ===========  ===========
       Losses and
         expenses  $19,420,712    $21,460,858   $23,562,625  $22,683,275
                   ===========    ===========   ===========  ===========
       Net income
         (loss)    $   181,546    $   648,573   $   707,522  $   422,368
                   ===========    ===========   ===========  ===========

                  * Includes Mountain Valley for one month

           Net income (loss) per common share:

       Basic       $       .09    $       .31   $       .33  $       .20
                   ===========    ===========   ===========  ===========
       Diluted     $       .09    $       .28   $       .31  $       .20
                   ===========    ===========   ===========  ===========

     Reconciliation of previously reported to restated net income and per share information:

                            1st            2nd             3rd
                          Quarter*       Quarter         Quarter
Net income:
Previously reported       $249,512       $639,511      $1,544,397
Effect of tax adjustment   (68,056)         9,062        (836,875)
                          --------       --------      ----------
As restated               $181,456       $648,573      $  707,522
                          ========       ========      ==========

Per share information:
Basic:
Previously reported       $   0.12       $   0.30      $     0.73
Effect of tax adjustment     (0.03)          0.01           (0.40)
                          --------       --------      ----------
As restated               $   0.09       $   0.31      $     0.33
                          ========       ========      ==========
Diluted:
Previously reported       $   0.12       $   0.28      $     0.71
Effect of tax adjustment     (0.03)          0.00           (0.40)
                          --------       --------      ----------
As restated               $   0.09       $   0.28      $     0.31
                          ========       ========      ==========

                  * Includes Mountain Valley for one month


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note O - Selected Quarterly Financial Data (Unaudited) (Continued):

         (c)  Year ended December 31, 1999:

                       1st            2nd          3rd           4th
                     Quarter        Quarter      Quarter       Quarter*
      Revenues    $14,314,773    $14,417,053   $14,627,084  $17,708,809
                  ===========    ===========   ===========  ============
      Losses and
        expenses  $13,106,674    $13,173,443   $15,465,552  $19,219,904
                  ===========    ===========   ===========  ============
      Net income
        (loss)    $ 1,080,247    $ 1,112,000   $  (749,734) $(1,351,177)
                  ===========    ===========   ===========  ===========

                  * Includes North East and subsidiaries

     Net income (loss) per common share:

      Basic       $       .51    $       .53   $      (.35) $      (.64)
                  ===========    ===========   ===========  ===========
      Diluted     $       .51    $       .52   $      (.35) $      (.64)
                  ===========    ===========   ===========  ===========

     Reconciliation of previously reported to restated net income and per share information:

                               1st            2nd          3rd           4th
                             Quarter        Quarter      Quarter       Quarter*
Net income (loss):
Previously reported       $   985,621    $ 1,011,433   $   129,745   $  (849,866)
Effect of tax adjustment       94,626        100,567      (879,479)     (501,311)
                          -----------    -----------   -----------   -----------
As restated               $ 1,080,247    $ 1,112,000   $  (749,734)  $(1,351,177)
                          ===========    ===========   ===========   ===========

Per share information:
Basic:
Previously reported       $      0.47    $      0.48   $      0.06   $     (0.40)
Effect of tax adjustment         0.04           0.05         (0.41)        (0.24)
                          -----------    -----------   -----------   -----------
As restated               $      0.51    $      0.53   $     (0.35)  $     (0.64)
                          ===========    ===========   ===========   ===========
Diluted:
Previously reported       $      0.46    $      0.48   $      0.06   $     (0.40)
Effect of tax adjustment         0.05           0.04         (0.41)        (0.24)
                          -----------    -----------   -----------   -----------
As restated               $      0.51    $      0.52   $     (0.35)  $     (0.64)
                          ===========    ===========   ===========   ===========

                  * Includes North East and subsidiaries

         Note P - Comprehensive Income:

                  Comprehensive income consisted of the following:

                                            2000         1999          1998
                                            ----         ----          ----
                                                      (Restated)    (Restated)
  Net income                            $ 1,959,919  $    91,336   $3,778,384
  Other comprehensive income (loss):
    Unrealized gains (losses) on
     securities:
     Unrealized gains (losses) during
      period (net of taxes of
      ($1,122,747), $1,536,862 and
      ($354,012))                         2,047,676   (2,982,797)     687,149
     Less: Reclassification
      adjustment for gains included
      in net income (net of taxes of
      $28,203, $12,254 and $9,705)          (54,746)     (23,786)     (18,840)
                                        -----------  -----------   ----------
    Net unrealized gains (losses)         1,992,930   (3,006,583)     668,309
                                        -----------  -----------   ----------
    Minimum pension liability
     adjustment (net of taxes
     $(448,018), $482,970
     and ($54,196))                        (869,682)     937,530     (105,204)
                                        -----------  -----------   ----------
  Other comprehensive income (loss)       1,123,248   (2,069,053)     563,105
                                        -----------  -----------   ----------
  Comprehensive income (loss)           $ 3,083,167  $(1,977,717)  $4,341,489
                                        ===========  ===========   ==========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note Q - Stock Option Plans:

                  The Motor Club of America 1987, 1992 and 1999 Stock Option Plans ("1987 Option Plan", "1992 Option Plan" and "1999 Option Plan", respectively) provide for the issuance of options to purchase 100,000 common shares, respectively, by key executives at the market price at date of grant.

                  Options under all Option Plans are exercisable for a five year period in twenty-five percent increments each year, commencing one year from the date of grant. As of December 31, 2000: (1) 5,125 shares under the 1987 Option Plan are available for grant; 57,000 shares were exercisable and 37,875 shares had been exercised; (2) 1,950 shares under the 1992 Option Plan are available for grant; 62,500 shares were exercisable and 35,550 shares had been exercised; and (3) 64,000 shares under the 1999 Option Plan are available for grant, and 36,000 shares were exercisable as of that date.

                  Transactions during 1998, 1999 and 2000 relating to the 1987 Option Plan are as follows:

                                                                  Weighted
                                                    Exercise       Average
                                        Number of   Price per    Aggregate
                                         Shares       Share        Amount
                                         ------       -----        ------
            Options outstanding at
             December 31, 1997            84,000     $10.098      848,250
            Options exercised in 1998    (22,000)    $ 2.625      (57,750)
            Options lapsed in 1998        (5,000)    $12.75       (63,750)
                                         -------     -------     --------
            Options outstanding at
             December 31, 1998,
              1999 and 2000               57,000     $12.75      $726,750
                                         =======     =======     ========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         Note Q - Stock Option Plans (Continued):

                  Transactions during 1998, 1999 and 2000 relating to the 1992 Option Plan are as follows:

                                                             Weighted
                                                 Exercise     Average
                                    Number of   Price per   Aggregate
                                      Shares      Share       Amount
                                    ---------   ---------   ---------
          Options outstanding at
           December 31, 1997           3,000     $12.75      $ 38,250
          Options granted in 1998     28,500     $11.75       334,875
                                     -------     ------      --------
          Options outstanding at
           December 31, 1998          31,500     $11.845      373,125
          Options granted in 1999     31,000     $12.875      399,125
                                     -------     -------     --------
          Options outstanding at
           December 31, 1999
            and 2000                  62,500     $12.36      $772,250
                                     =======     =======     ========

                  There were no transactions during 1999 relating to the 1999 Option Plan. Transactions during 2000 related to the 1999 Option Plan are as follows:

                                                             Weighted
                                                 Exercise     Average
                                     Number of   Price per   Aggregate
                                      Shares      Share       Amount
                                      ------      -----       ------
          Options outstanding at
           December 31, 1999             -       $   -       $    -
          Options granted in 2000     36,000     $ 8.125      292,500
                                     -------     -------     --------
          Options outstanding at
           December 31, 2000          36,000     $ 8.125     $292,500
                                     =======     =======     ========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

          Note Q - Stock Option Plans (Continued):

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

                  These calculations only take into consideration options issued since January 1, 1995. In 2000, 1999 and 1998, had the fair value method been applied, net income would have been reduced by $126,300, $70,900 and $21,100, $.06, $.03 and $.01 basic net earnings per share, respectively.

                  The average fair value of options granted during 2000, 1999 and 1998 was $3.69, $6.34 and $5.79, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the following assumptions for 2000, 1999 and 1998: risk-free interest rate of 4.99%, 6.55% and 4.66%; volatility of 47.6%, 50.5% and 52.3%; and expected life of 4.5 years (in 2000 and 1999) and 4.75 years (in 1998). The Company does not pay a dividend on its common stock. The following table summarizes options outstanding and exercisable at December 31, 2000:

                Options Outstanding                   Options Exercisable
                -------------------                   -------------------
                                                                        Average
              Exercise              Average      Exercise               Exercise
               Price     Options   Life(a)        Price    Options        Price
              --------   -------   -------      --------   -------     ---------
            $ 8.125       36,000    4.50        $ 8.125          0          -
            $11.750       28,500    2.75        $11.750     14,250       $11.750
            $12.750       60,000    1.25        $12.750     45,000        12.750
            $12.875       31,000    3.50        $12.875      7,750        12.875
                         -------    ----        -------     ------       -------
             Total       155,500    2.73        $11.520     67,000       $12.550
                         =======    ====        =======     ======       =======

                  (a)      Average contractual life remaining years.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

         Note R - Lease Obligations:

                  The Company and its subsidiaries lease office space suitable to conduct its operations, including its home office in Paramus, New Jersey. In addition, office facilities in Albany, New York, Bedford, New Hampshire and Scarborough, Maine are leased under varying terms and expiration dates. These leases are considered operating leases for financial reporting purposes. Some of these leases have options to extend the length of the leases and contain clauses for cost of living, operating expense and real estate tax adjustments. Rental expense was $599,927 in 2000 and $410,000 in 1999 and 1998, respectively. Future minimum lease payments (without provisions for sublease income) are $714,112 in 2001; $716,147 in 2002; $716,147 in 2003; $716,147 in 2004; and $1,431,227
                  thereafter.

        Note S - Earnings per Share ("EPS"):

                  Basic earnings per share are based on weighted average basic shares outstanding. Diluted earnings per share are based on weighted average diluted shares outstanding, which is calculated by adding shares contingently issuable under stock options and shares contingently issuable under the Debentures (if dilutive) to the average basic shares outstanding. In 2000 and 1999, the Debentures were not dilutive. The calculations of average basic and diluted common shares outstanding and net income per common share are as follows:


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

        Note S - Earnings per Share ("EPS") (Continued):

                                    2000         1999         1998
                                    ----         ----         ----
                                               (Restated)  (Restated)
     Numerator for basic
      earnings per share - net
      income                     $1,959,919    $   91,336  $3,778,384

     Plus: Interest expense on
      Debentures, net of tax        557,040           -           -
                                 -----------   ----------  ----------
     Numerator for diluted
      earnings per share         $2,516,959    $   91,336  $3,778,384
                                 ==========    ==========  ==========
     Weighted average basic
      common shares outstanding
      (denominator)               2,124,387     2,117,912   2,108,722

      Shares contingently
       issuable under stock
       option plans                     110         3,785      12,644

      Shares contingently
       issuable under Debentures    645,578           -           -
                                 ----------    ----------  ----------
     Average diluted common
       shares outstanding
       (denominator)              2,770,075     2,121,697   2,121,366
                                 ==========    ==========  ==========
     Net income per common share:

      Basic                           $0.92        $0.04       $1.79
                                      =====        =====       =====
      Diluted                         $0.91        $0.04       $1.78
                                      =====        =====       =====

        Note T - Reportable Segments:

                  The Company's operations are presently conducted through four basic segments using independent agents: Motor Club; Preserver; Mountain Valley; and North East. The Motor Club segment consists of New Jersey private passenger automobile. The Preserver segment consists of small commercial insurance featuring package, automobile and workers' compensation coverage, along with personal property and liability coverage in the State of New Jersey. Mountain Valley provides small and medium sized commercial insurance in New England and New York. The North East segment consists of private passenger automobile and small commercial insurance in the State of Maine and the results of its inactive subsidiary, American Colonial.

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Summary financial information about


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

        Note T - Reportable Segments (Continued):

                  the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expense related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Assets are not allocated to the individual segments, and are reviewed in total by management for purposes of decision making. The Company operates only in the United States, and no single customer or agent provides ten percent or more of revenues. Financial data by segment is as follows:


                                                      MOTOR        NORTH        MOUNTAIN
YEAR ENDED  DECEMBER 31, 2000       PRESERVER         CLUB          EAST         VALLEY         TOTAL
-----------------------------      -----------     -----------   -----------   -----------   -----------
Insurance premiums                 $15,601,866     $36,574,189   $18,310,615   $12,980,811   $83,467,481
Net investment income                1,808,893       2,934,494     1,016,148       542,760     6,302,295
Realized investment gains               10,781          13,764        14,849        43,354        82,748
Other income                             -              32,454         -             -            32,454
                                   -----------     -----------   -----------   -----------   -----------
Total revenues                      17,421,540      39,554,901    19,341,612    13,566,925    89,884,978
                                   -----------     -----------   -----------   -----------   -----------

Loss and loss expenses incurred      8,025,885      27,085,861    11,761,626     8,834,681    55,708,053
Acquisitions costs and other
  operating expenses                 4,694,870      12,200,930     6,684,225     5,503,983    29,084,008
                                   -----------     -----------   -----------   -----------   -----------
Total expenses                      12,720,755      39,286,791    18,445,851    14,338,664    84,792,061
                                   -----------     -----------   -----------   -----------   -----------

Income (loss) before Federal
 income taxes                      $ 4,700,785     $   268,110   $   895,761   $  (771,739)  $ 5,092,917
Other corporate, net                                                                             212,637
Interest expense                                                                              (1,867,085)
Merger-related expenses                                                                         (354,097)
Amortization of goodwill                                                                         (84,695)
Income tax expense                                                                            (1,039,758)
                                                                                             -----------
Net income                                                                                   $ 1,959,919
                                                                                             ===========

                                                      MOTOR        NORTH        MOUNTAIN
YEAR ENDED  DECEMBER 31, 1999       PRESERVER         CLUB          EAST         VALLEY         TOTAL
-----------------------------      -----------     -----------   -----------   -----------   -----------
Insurance premiums                 $13,819,638     $37,802,937   $ 4,184,755   $     -       $55,807,330
Net investment income                1,554,266       3,119,752       246,204         -         4,920,222
Realized investment gains                4,917            (260)       31,382         -            36,039
                                   -----------     -----------   -----------   -----------   -----------
Total revenues                      15,378,821      40,922,429     4,462,341         -        60,763,591
                                   -----------     -----------   -----------   -----------   -----------

Loss and loss expenses incurred      9,214,764      29,043,044     2,373,245         -        40,631,053
Acquisitions costs and other
  operating expenses                 4,066,894      12,882,192     1,838,804         -        18,787,890
                                   -----------     -----------   -----------   -----------   -----------
Total expenses                      13,281,658      41,925,236     4,212,049         -        59,418,943
                                   -----------     -----------   -----------   -----------   -----------

Income (loss) before Federal
 income taxes                      $ 2,097,163     $(1,002,807)  $   250,292   $     -       $ 1,344,648
Other corporate, net                                                                              26,789
Interest expense                                                                                (448,117)
Merger-related expenses                                                                         (800,000)
Amortization of goodwill                                                                         (21,174)
Income tax expense                                                                               (10,810)
                                                                                             -----------
Net income                                                                                   $    91,336
                                                                                             ===========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

         Note T - Reportable Segments (Continued):

                                                      MOTOR        NORTH        MOUNTAIN
YEAR ENDED  DECEMBER 31, 1998       PRESERVER         CLUB          EAST         VALLEY         TOTAL
-----------------------------      -----------     -----------   -----------   -----------   -----------
Insurance premiums                 $13,303,402     $39,872,261   $    -        $     -       $53,175,663
Net investment income                1,249,505       2,852,673        -              -         4,102,178
Realized investment gains               12,635          15,988        -              -            28,623
                                   -----------     -----------   -----------   -----------   ------------
Total revenues                      14,565,542      42,740,922        -              -        57,306,464
                                   -----------     -----------   -----------   -----------   ------------

Loss and loss expenses incurred      7,923,218      28,556,373        -              -        36,479,591
Acquisitions costs and operating
  other expenses                     4,468,622      11,200,514        -              -        15,669,136
                                   -----------     -----------   -----------   -----------   ------------
Total expenses                      12,391,840      39,756,887        -              -        52,148,727
                                   -----------     -----------   -----------   -----------   ------------

Income before Federal income taxes $ 2,173,702     $ 2,984,035   $    -        $     -       $ 5,157,737
Other corporate, net                                                                             615,815
Interest expense                                                                                 (54,146)
Income tax expense                                                                            (1,941,022)
                                                                                             -----------
Net income                                                                                   $ 3,778,384
                                                                                             ============

         Note U - Related Party Transactions:

                  The Ownership Group owns 47.1% of the outstanding common stock of the Company at December 31, 2000. The Company paid directors fees' of $192,500 in 2000 and $180,000 during 1999 and 1998 to the Ownership Group.

                  As noted, the Ownership Group's participation in the Debentures could potentially increase their share ownership of the Company from its present 47.1% to 57.7%. During 2000 and 1999, the Ownership Group received $776,680 and $214,780 in interest payments on the Debentures, respectively, and $914,681 in interest payments on the Notes in 2000. See Notes H and I for further information on the Notes and Debentures, respectively.

         Note V - Restatement:

                  In March 2001, the Company's management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded. These tax matters, which are discussed in Note J, relate to the tax effects of temporary differences arising from a subsidiary that was de-consolidated for financial reporting purposes due to its insolvency in 1992.

                  As a result, the 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported. In addition, retained earnings and thus shareholders' equity at December 31, 1997 was reduced by $126,303, representing the cumulative effect from revising the tax accrual on prior periods' results of operations after Federal income taxes. In connection with this adjustment, goodwill arising from the acquisition of North East in 1999 was increased by $152,047.

                  Finally, deferred tax assets were not recorded that should have been for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income. Shareholders' equity at December 31, 1997 increased by $1,539,894, representing the cumulative effect on prior periods' results of revising the tax accrual.

                  The net effect of these prior period adjustments increased shareholders' equity by $1,413,591 at December 31, 1997.

                  These tax matters have no impact on the operations, cash flow or capital and surplus of the Company's active insurance subsidiaries or on consolidated income before Federal income taxes for the periods presented, nor is the Company subject to penalties and interest on the recording of the deferred tax liabilities. The effects of these tax items on the accompanying financial statements are set forth below:


                                   (continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note V - Restatement (continued):

                                            CONSOLIDATED BALANCE SHEET
                                             AS OF DECEMBER 31, 1999
                                           ----------------------------
                                           AS PREVIOUSLY        AS
                                              REPORTED       RESTATED
                                           -------------     --------
                 ASSETS

Investments:
Fixed maturity securities                  $ 78,242,322    $ 78,242,322
Equity securities                                57,053          57,053
Mortgage loans on real estate                   153,616         153,616
Short term investments                        8,528,858       8,528,858
                                           ------------     -----------
Total investments                            86,981,849      86,981,849
Cash & cash equivalents                         443,733         443,733
Premiums receivable                          27,132,246      27,132,246
Reinsurance recoverable                      21,163,574      21,163,574
Notes & accounts receivable                     212,598         212,598
Deferred policy acquisition costs            10,560,763      10,560,763
Fixed assets                                  1,858,621       1,858,621
Federal income tax recoverable                   54,026          47,100
Prepaid Reinsurance Premiums                  1,485,450       1,485,450
Deferred tax asset                            4,128,766       3,637,551
Goodwill                                      1,745,848       1,593,801
Other assets                                  1,470,744       1,470,744
                                           ------------    ------------
Total Assets                               $157,238,218    $156,588,030
                                           ============    ============

    LIABILITIES &
 SHAREHOLDERS' EQUITY

Liabilities & Shareholders' Equity:
Losses and loss expenses                   $ 70,983,383    $ 70,983,383
Unearned premiums                            38,698,028      38,698,028
Commissions payable                           2,802,516       2,802,516
Accounts payable                              1,397,263       1,397,263
Accrued expenses                              3,112,157       3,112,157
Drafts outstanding                            2,685,423       2,685,423
Convertible subordinated debentures          10,000,000      10,000,000
                                           ------------    ------------
Total Liabilities                           129,678,770     129,678,770
                                           ------------    ------------

Shareholders' Equity:
Common Stock                                  1,062,194       1,062,194
Paid in Capital                               2,066,089       2,066,089
Accumulated other comprehensive income       (5,036,515)     (3,897,396)
Retained earnings                            29,467,680      27,678,373
                                           ------------    ------------
Total Shareholders' Equity                   27,559,448      26,909,260
                                           ------------    ------------
Total Liabilities & Shareholders' Equity   $157,238,218    $156,588,030
                                           ============    ============

                               CONSOLIDATED INCOME STATEMENTS FOR THE YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------
                                            1999                           1998
                               ----------------------------   --------------------------------
                                 AS PREVIOUSLY        AS      AS PREVIOUSLY        AS
                                    REPORTED       RESTATED      REPORTED       RESTATED
                                 -------------     --------   -------------     --------
Income before Federal
   income taxes                   $   102,146   $    102,146  $  5,719,406    $  5,719,406
Benefit (provision) for
   Federal income taxes:
      current                          21,865         28,331      (193,121)       (179,661)
      deferred                      1,152,922        (39,141)   (1,270,494)     (1,761,361)
                                  -----------   ------------  ------------    ------------
Total Federal income tax            1,174,787        (10,810)   (1,463,615)     (1,941,022)
                                  -----------   ------------  ------------    ------------
Net income                        $ 1,276,933   $     91,336  $  4,255,791    $  3,778,384
                                  ===========   ============  ============    ============

Net income per common share:
Basic                             $       .60   $        .04  $       2.02    $       1.79
                                  ===========   ============  ============    ============
Diluted                           $       .60   $        .04  $       2.01    $       1.78
                                  ===========   ============  ============    ============

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                       SCHEDULE I. SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                              AT DECEMBER 31, 2000

                                   ----------

     Column A               Column B      Column C     Column D
     --------               --------      --------     --------
                                                       Amount at
                                                      which shown
                                                        in the
                             Cost(a)       Market    balance sheet
                             -------       ------    -------------
Type of Investment
------------------

Fixed maturity securities
 available-for-sale:
United States Government
 and government agencies
 and authorities           $48,126,796   $49,144,815  $49,144,815
Industrial and
 miscellaneous              45,201,651    44,812,674   44,812,674
Public utilities             4,242,647     4,116,835    4,116,835
                          ------------                -----------

Total fixed maturities      97,571,084                 98,074,324
Equity securities:
 Common stock                   34,659        47,604       47,604
Mortgage loans on real
 estate                        110,160                    110,160
Short-term investments,
 available-for-sale          6,760,341     6,760,341    6,760,341
                          ------------   -----------  -----------
Total investments         $104,476,254               $104,992,429
                          ============               ============

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


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                  SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                         OF REGISTRANT (PARENT COMPANY)

                                   ----------

                                 BALANCE SHEETS

                                                DECEMBER 31,
                                         -----------------------
                                          2000            1999
                                          ----            ----
                                                       (Restated)
ASSETS:
  Investments in subsidiaries         $62,642,578     $46,399,026
  Insurance premiums receivable        24,608,881      18,896,067
  Deferred tax asset                      354,887       1,274,804
  Other assets                          4,865,594       3,506,906
                                      -----------     -----------
         Total assets                 $92,471,940     $70,076,803
                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Payable to subsidiaries             $32,651,439     $28,276,495
  Convertible subordinated debentures  10,000,000      10,000,000
  Note payable                         11,500,000          -
  Other liabilities                     8,264,570       4,891,048
                                      -----------     -----------
         Total liabilities             62,416,009      43,167,543
  Shareholders' equity                 30,055,931      26,909,260
                                      -----------     -----------
         Total liabilities and
           shareholders' equity       $92,471,940     $70,076,803
                                      ===========     ===========

                                NOTES TO SCHEDULE
                                -----------------
         The Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries are incorporated by reference to this schedule.

         The Statements of Shareholders' Equity are the same as those presented for Motor Club of America and Subsidiaries.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                  SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                         OF REGISTRANT (PARENT COMPANY)

                                   ----------

                            STATEMENTS OF OPERATIONS

                                   For the years ended December 31,
                                   --------------------------------
                                     2000        1999         1998
                                     ----        ----         ----
                                              (Restated)   (Restated)
REVENUES:

  Membership servicing fees      $  112,905   $  118,924   $  133,531
  Interest on mortgage loans         12,255       16,974       35,251
  Other income                      117,009      168,222      204,640
                                 ----------   ----------   ----------
       Total revenues               242,169      304,120      373,422
                                 ----------   ----------   ----------

EXPENSES:

  Merger expenses                   354,097      800,000          -
  Interest expense                1,867,085      448,117       60,389
  Amortization of goodwill           84,695       21,174          -
  General and administrative,
   expenses (1)                      17,383      277,340     (248,636)
                                 ----------   ----------   ----------
       Total expenses             2,323,260    1,546,631     (188,247)
                                 ----------   ----------   ----------
Income (loss) before
   Federal income taxes          (2,081,091)  (1,242,511)     561,669
Benefit (provision) for
   Federal income taxes:
     current                        (44,797)      28,331    1,384,611
     deferred                      (994,961)      40,230   (1,761,361)
                                  ---------   ----------   ----------
Total Federal income tax         (1,039,758)      68,561     (376,750)
                                  ---------   ----------   ----------
Income (loss) before item
   shown below                   (3,120,849)  (1,173,950)     184,919
Equity in net income
 of subsidiaries                  5,080,768    1,265,286    3,593,465
                                 ----------   ----------   ----------
       Net income                $1,959,919   $   91,336   $3,778,384
                                 ==========   ==========   ==========


(1)      Amount is net of $316,814 (2000), $285,762 (1999) and $296,810 (1998)
         of management fees charged to subsidiaries.


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                  SCHEDULE II. CONDENSED FINANCIAL INFORMATION
                         OF REGISTRANT (PARENT COMPANY)

                                   ----------

                            STATEMENTS OF CASH FLOWS

                                              For the years ended December 31,
                                     ----------------------------------------------
                                         2000               1999             1998
                                      -----------      -------------     -----------
Net income                             $1,959,919            $91,336      $3,778,384
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Depreciation expense                    645,963            499,503         426,703
  Deferred tax provision (benefit)        994,961            (40,230)      1,761,361

Changes in assets and liabilities
excluding effects of acquisitions:
  Premiums receivable                  (5,712,814)           691,841     (12,221,216)
  Investments in subsidiaries          (6,602,421)           340,204     (10,818,776)
  Other assets                           (148,204)            (7,716)        125,831
  Other liabilities                     2,044,745          1,065,629         451,011
  Payable to subsidiaries               4,374,944          1,778,038      11,857,053
                                       ----------        -----------      ----------
Net cash provided by (utilized in)
  operating activities                 (2,442,907)         4,418,605      (4,639,649)
                                       ----------        -----------      ----------

Investing activities:
  Proceeds from:
    Disposal of short-term
      investments                      14,935,000            -            28,900,000
    Payments received on mortgage
      loan principal                       43,456            207,422         161,517
  Purchase of:
    Short-term investments            (14,935,000)           -           (25,750,000)
    Fixed assets                       (1,600,549)          (454,875)       (491,088)
    Acquisition of Mountain Valley
      (2000) and North East (1999)     (7,500,000)       (10,409,682)         -
                                      -----------         ----------     ------------
Net cash provided by (utilized in)
  investing activities                 (9,057,093)       (10,657,135)      2,820,429
                                       ----------        -----------     ------------
Financing activities:
   Convertible subordinated debentures      -             10,000,000            -
   Note payable                        11,500,000         (3,000,000)      3,000,000
   Capital contribution to subsidiary       -              2,000,000            -
   Common stock issued                      -                -                57,750
                                      -----------        -----------     -----------
Net cash provided by
  financing activities                 11,500,000          5,000,000       3,057,750
                                      -----------        -----------     -----------
Increase (decrease) in cash and
  cash equivalents                          -             (1,238,530)      1,238,530
Cash and cash equivalents at
  beginning of year                         -              1,238,530            -
                                      -----------        -----------     -----------
Cash and cash equivalent at end of
  year                                $     -            $   -           $ 1,238,530
                                      ===========        ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

(1)      Total interest paid was $1,753,604 (2000), $448,782 (1999) and
         $60,389 (1998)

(2) Total federal income taxes paid was $0 (2000 and 1999) and $212,738 (1998).


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                            SCHEDULE IV. REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   ----------

        Column A                  Column B      Column C      Column D     Column E    Column F
        --------                  --------      --------      --------     --------    --------
                                                                                         % of
                                                Ceded to     Assumed from               Amount
                                                  other         other                   Assumed
                                 Gross Amount   Companies     Companies    Net Amount   to Net
                                 ------------   ---------    ------------  ----------   -------
December 31, 2000:

  Total property and casualty
   insurance premiums earned     $96,615,156    $13,161,055  $   13,380    $83,467,481    0.02%
                                 ===========    ===========  ==========    ===========   =====

December 31, 1999:

  Total property and casualty
   insurance premiums earned     $64,151,936    $ 8,358,946  $   14,340    $55,807,330    0.03%
                                 ===========    ===========  ==========    ===========   =====

December 31, 1998:

  Total property and casualty
   insurance premiums earned     $59,951,837    $ 6,776,174  $   -         $53,175,663    0.00%
                                 ===========    ===========  ==========    ===========   =====


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                      SCHEDULE V. VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   ----------

 Column A              Column B            Column C            Column D       Column E
 --------              --------            --------            --------       ---------
                                          Additions
                       Balance at   Charged to   Charged to                  Balance
                       Beginning     Cost and      Other                     at end
 Description           of Period     Expenses     Accounts    Deductions     of Period
-------------         -----------   ----------   ----------  ------------   -----------
Allowance for
 doubtful
 receivables:

December 31, 2000      $   68,091   $   -        $   -       $    -         $  68,091
                       ==========   ==========   ==========  ==========     =========

December 31, 1999      $   68,091   $   -        $   -       $    -         $  68,091
                       ==========   ==========   ==========  ==========     =========

December 31, 1998      $   68,091   $   -        $   -       $    -         $  68,091
                       ==========   ==========   ==========  ==========     =========

Valuation allowance
 for deferred taxes:

December 31, 2000      $  267,032   $   -        $    -      $  117,116     $ 149,916
                       ==========   ==========   ==========  ==========     =========

December 31, 1999      $   95,230   $  171,802   $    -      $    -         $ 267,032
                       ==========   ==========   ==========  ==========     =========

December 31, 1998      $1,916,202   $    -       $    -      $1,820,972     $  95,230
                       ==========   ==========   ==========  ==========     =========


                                   (Continued)

                     MOTOR CLUB OF AMERICA AND SUBSIDIARIES
                SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS

                                   ----------

              For the years ended December 31, 2000, 1999 and 1998

COLUMN     A            COLUMN     B          COLUMN     C     COLUMN     D     COLUMN    E    COLUMN    F    COLUMN    G
------------            ------------          ------------     ------------     -----------    -----------    -----------
                                                                                                                 CLAIMS AND CLAIM
                                 RESERVES FOR                                                           ADJUSTMENT    EXPENSES
                      DEFERRED   UNPAID CLAIMS   DISCOUNT,                                               INCURRED    RELATED TO
                       POLICY     AND CLAIM       IF ANY,                                   NET             (1)          (2)
                    ACQUISITION   ADJUSTMENT    DEDUCTED IN    UNEARNED      EARNED      INVESTMENT       CURRENT       PRIOR
                       COSTS      EXPENSES       COLUMN C      PREMIUMS     PREMIUMS      INCOME (A)       YEAR         YEARS
                    ------------ ------------- ------------   ----------    --------     -----------     ----------------------
Year ended
December 31, 2000   $14,505,569   $90,392,486        -       $53,409,659   $83,467,481   $6,302,094     $55,542,028    $166,024

Year ended
December 31, 1999   $10,560,763   $70,983,383        -       $38,698,028   $55,807,330   $4,920,229     $37,271,781  $3,359,272

Year ended
December 31, 1998   $ 8,708,329   $58,335,143        -       $30,733,144   $53,175,663   $4,102,255     $32,598,287  $3,881,304

                   COLUMN    H                            COLUMN    I    COLUMN    J    COLUMN    K
                   -----------                            -----------    -----------    -----------
                     AMORTIZATION     PAID
                     OF DEFERRED     CLAIMS
                       POLICY      AND CLAIM
                     ACQUISITION    ADJUSTMENT     PREMIUM
                        COSTS        EXPENSES      WRITTEN
                     ------------   ----------     -------
Year ended
December 31, 2000     $25,135,714   $48,041,958  $89,204,441

Year ended
December 31, 1999     $14,305,501   $36,735,862  $54,508,215

Year ended
December 31, 1998     $13,375,221   $29,548,773  $64,302,713


Note: (a) Excludes non-insurance subsidiaries' investment income and realized investment gains.