Form 10-Q
period 2001-03-31
MOTOR CLUB OF AMERICA
filed 2001-05-21
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.
March 31, 2001	0–671

MOTOR CLUB OF AMERICA
(Exact name of registrant as specified in its charter)

New Jersey	22–0747730
(State of Incorporation)	(I.R.S. Employer
Identification No.)

95 Route 17 South, Paramus, New Jersey	07653
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code (201) 291-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

2,124,387 shares  of Common Stock were outstanding as of May 15, 2001

MOTOR CLUB OF AMERICA
FORM 10-Q
MARCH 31, 2001

PART I
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

PART II
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTOR CLUB OF AMERICA
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2001	2000
ASSETS
Investments	$108,541,596	$104,992,429
Cash and cash equivalents	-	3,607,076
Premiums receivable	41,096,983	39,749,090
Reinsurance recoverable on
paid & unpaid losses and
loss expenses	34,629,715	32,883,564
Notes and accounts receivable	294,120	124,111
Deferred policy acquisition costs	16,597,423	14,505,569
Fixed assets – at cost, less
accumulated depreciation	3,081,792	2,993,229
Prepaid reinsurance premiums	3,806,849	4,324,915
Federal income tax recoverable	12,413	12,413
Deferred tax asset	1,271,210	1,828,706
Goodwill, less accumulated
amortization	1,487,978	1,509,152
Other assets	2,934,454	2,358,988
Total Assets	$213,754,533	$208,889,242
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses	$93,513,692	$90,392,486
Unearned premiums	56,184,040	53,409,659
Other liabilities	11,506,244	13,594,670
Convertible subordinated debentures	10,000,000	10,000,000
Notes payable	11,500,000	11,500,000
Total Liabilities	182,703,976	178,896,815
Shareholders' Equity:
Common stock, par value $.50 per share:
(Authorized – 10,000,000 shares;
issued and outstanding - 2,124,387)	1,062,194	1,062,194
Paid in additional capital	2,066,089	2,066,089
Accumulated other comprehensive loss	(1,529,783)	(2,774,148)
Retained earnings	29,452,057	29,638,292
Total Shareholders' Equity	31,050,557	29,992,427
Total Liabilities and
Shareholders' Equity	$213,754,533	$208,889,242

(Financial statements should be read in
conjunction with the accompanying notes)

MOTOR CLUB OF AMERICA
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
		(Restated)
Revenues:
Insurance premiums (net of
premiums ceded totaling
$3,486,168 (2001) and
$2,350,518 (2000))	$21,922,214	$18,259,427
Net investment income	1,655,436	1,399,286
Other revenues	23,518	39,719
Total revenues	23,601,168	19,698,432
Losses and Expenses:
Insurance losses and
loss expenses incurred
(net of reinsurance recoveries
totaling $4,698,411 (2001) and
$2,684,701 (2000))	16,474,380	12,482,005
Acquisition costs and
other operating expenses	6,875,491	6,239,829
Merger-related expenses	-	354,097
Interest expense	515,894	323,607
Amortization of goodwill	21,174	21,174
Total losses and expenses	23,886,939	19,420,712
Income (loss) before Federal
income taxes	(285,771)	277,720
Provision (benefit) for Federal
Income taxes	(99,536)	96,264
Net income (loss)	$(186,235)	$181,456
Net income (loss) per common shares:
Basic	$(.09)	$.09
Diluted	$(.09)	$.09
Weighted average common and potential common shares outstanding:
Basic	2,124,387	2,124,387
Diluted	2,124,387	2,124,387

(Financial statements should be read in
conjunction with the accompanying notes)

MOTOR CLUB OF AMERICA
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
		(Restated)
Operating activities:
Net income (loss)	$(186,235)	$181,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and net amortization	290,508	183,569
Gain on sale of investments	(1,524)	-
Changes in:
Deferred policy acquisition costs	(2,091,854)	48,148
Premiums receivable	(1,347,893)	103,649
Notes and accounts receivable	(170,009)	(129,352)
Other assets	(578,086)	(103,451)
Losses and loss expenses	3,121,206	571,802
Unearned premiums	2,774,381	(1,332,501)
Federal income tax - current	-	10,655
Federal income tax - deferred	(99,536)	85,641
Other liabilities	(2,088,426)	(1,743,688)
Reinsurance recoverable on paid and unpaid losses	(1,746,151)	2,524,726
Prepaid reinsurance premiums	518,066	683,468
Net cash (utilized in) provided by operating activities	$(1,605,553)	$1,084,092
Investing activities:
Investments purchased	(26,007,126)	(28,031,542)
Fixed assets purchased	(320,137)	(581,917)
Purchase of Mountain Valley, net of cash acquired	-	(3,962,753)
Proceeds from sales and maturities of investments	24,325,740	20,174,716
Net cash utilized in investing activities	(2,001,523)	(12,401,496)

MOTOR CLUB OF AMERICA
AND SUBSIDIARIES

	For the Three Months Ended
	March 31, 2001	March 31, 2000
		(Restated)

Financing activities:
Proceeds from Notes Payable	-	11,500,000
Net cash provided by financing activities	-	11,500,000
Net increase (decrease) in cash and cash equivalents	(3,607,076)	182,596
Cash and cash equivalents at beginning of period	3,607,076	443,733
Cash and cash equivalents atend of period	$ -	$626,329

Supplemental Disclosures of Cash Flow Information

(1)	Total interest paid was $520,877 (2001) and $213,344 (2000).
(2)	Total Federal income taxes paid was $0 in 2001 and 2000, respectively.
(3)	The Company purchased all of the common stock of Mountain Valley in 2000. Cash acquired in connection with the purchase of Mountain Valley was $3,537,247. In conjunction with the acquisition, liabilities were assumed as follows:

2000
Fair value of assets acquired	$14,944,762
Cash paid for the capital stock	7,500,000
Equity paid for the capital stock	-
Liabilities assumed	$7,444,762

Non Cash Investing Activities:

Invested assets and shareholders' equity increased by $1,244,365  in 2001 and decreased by $41,423 in 2000, as a result of changes in market value, net of taxes, pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

(Financial statements should be read in
conjunction with the accompanying notes)

MOTOR CLUB OF AMERICA
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
		(Restated)
Net income (loss)	$(186,235)	$181,456
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding gains
(losses) during the period (net
of taxes of $657,032 and $33,217)	1,245,371	(41,423)
Less: reclassification adjustment
For gains included in earnings	(1,006)	-
Other comprehensive income	1,244,365	(41,423)
Comprehensive income	$1,058,130	$140,033

(Financial statements should be read in
conjunction with the accompanying notes)

MOTOR CLUB OF AMERICA
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Preparation and Presentation

             The accompanying condensed consolidated financial statements of Motor Club of America (the "Company") include its accounts and those of its directly or indirectly wholly-owned subsidiary companies, and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows, in accordance with generally accepted accounting principles.

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

             The Company’s insurance subsidiaries, Preserver Insurance Company (“Preserver”), Mountain Valley Indemnity Company (“Mountain Valley”), North East Insurance Company (“North East”), its subsidiary American Colonial Insurance Company (“American Colonial”) and Motor Club of America Insurance Company (“Motor Club”), are collectively referred to as the “Insurance Companies”.

             All material intercompany items and transactions have been eliminated in consolidation.  Certain amounts in prior years have been reclassified to conform to the current presentation.

             These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Company's 2000 Annual Report on Form 10–K.  The first quarter 2000 financial statements have been restated from amounts previously reported for certain tax benefits that should not have been recognized and certain deferred tax liabilities that had not been recorded.  The principal effects of these items on the accompanying financial statements are presented in Note O and V in the Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report on Form 10-K.

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

3.          Financial Accounting Pronouncements

             The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001.  SFAS 133 requires that all derivative financial instruments, such as convertible debt, convertible preferred stock, interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.  The adoption of SFAS 133 had no impact on the consolidated results of operations, financial position or cash flows of the Company because the Company does not have derivative financial instrument activity.

4.          Reportable Segments

             The Company’s operations are presently conducted through four basic segments using independent agents: Preserver; Mountain Valley; North East and Motor Club. The Preserver segment consists of small commercial insurance featuring package, automobile and workers’ compensation coverage, along with personal property and liability coverage in the State of New Jersey. Mountain Valley provides small and medium sized commercial insurance in New England and New York. The North East segment consists of private passenger automobile and small commercial insurance in the State of Maine and the results of its inactive subsidiary, American Colonial. The Motor Club segment consists of New Jersey private passenger automobile.

             The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Summary financial information about the Company’s operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expense related to the respective segment’s operations. These amounts include realized gains (losses) where applicable. Assets are not allocated to the individual segments, and are reviewed in total by management for purposes of decision making. The Company operates only in the United States, and no single customer or agent provides ten percent or more of revenues. Financial data by segment is as follows:

		Mountain	North	Motor
Three months ended March 31, 2001	Preserver	Valley	East	Club	Total
Insurance premiums	$4,228,643	$4,160,808	$4,349,574	$9,183,189	$21,922,214
Net investment income	502,700	148,005	265,585	737,341	1,653,631
Realized investment gains			1,524		1,524
Total revenues	4,731,343	4,308,813	4,616,683	9,920,530	23,577,369
Loss and loss expenses incurred	3,181,276	2,788,841	3,292,549	7,211,714	16,474,380
Acquisitions costs and other
operating expenses	1,230,938	1,403,555	1,483,567	2,855,560	6,973,620
Total expenses	4,412,214	4,192,396	4,776,116	10,067,274	23,448,000
Income (loss) before Federal income taxes	$319,129	$116,417	$(159,433)	$(146,744)	129,369
Other corporate, net					121,928
Interest expense					(515,894)
Merger-related expenses					-
Amortization of goodwill					(21,174)
Income tax benefit					99,536
Net loss					$(186,235)

(Restated)		Mountain	North	Motor
Three months ended March 31, 2000	Preserver	Valley	East	Club	Total
Insurance premiums	$3,771,289	$1,430,946	$4,329,213	$8,727,979	$18,259,427
Net investment income	359,954	35,877	234,265	756,752	1,386,848
Total revenues	4,131,243	1,466,823	4,563,478	9,484,731	19,646,275
Loss and loss expenses incurred	2,065,630	995,112	3,370,606	6,050,657	12,482,005
Acquisitions costs and other
operating expenses	1,054,120	493,116	1,385,412	3,417,932	6,350,580
Total expenses	3,119,750	1,488,228	4,756,018	9,468,589	18,832,585
Income (loss) before Federal
income taxes	$1,011,493	$(21,405)	$(192,540)	$16,142	813,690
Other corporate, net					162,908
Interest expense					(323,607)
Merger-related expenses					(354,097)
Amortization of goodwill					(21,174)
Income tax expense					(96,264)
Net income					$181,456

5.          New Statutory Accounting Principles

             The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001.  The codification principles are intended to provide a basis of accounting recognized and adhered to in the absence of, conflict with, or silence of, state statutes and regulations.  The impact of the codified principles on the statutory capital and surplus of the individual Insurance Companies subsidiaries ranges from 0% to increases of 10% of statutory capital and surplus and, on a consolidated basis, increases statutory capital and surplus by approximately 8%.

6.          Subsequent Event

             On April 30, 2001, the Company reported that it will change its name to Preserver Group, Inc., after shareholder approval at the Company’s Annual Meeting of Shareholders on June 6, 2001.  The Company has also reported that it had reserved a new stock symbol, “PRES”, with the Nasdaq Stock market, to be effective after the name change.

             The Company reported also on April 30, 2001 that Motor Club had filed for relief from the take-all comers laws in New Jersey personal automobile insurance.  That separate subsidiary’s premium to surplus ratio was 3.18 to 1 at December 31, 2000, thereby qualifying it for such relief under New Jersey laws.  At March 31, 2001, the premium to surplus ratio for the twelve months ended March 31, 2001 was 3.45 to 1.  The Motor Club unit is capitalized separate and apart from the Preserver Insurance Group and all other subsidiaries, and writes only personal automobile insurance in New Jersey.  No other subsidiary writes such business. On May 15, 2001, the Company was advised by the NJ DOBI that its application for relief had been denied.  Motor Club will be requesting reconsideration of the decision, based on what it views as an incomplete evaluation of the facts and circumstances regarding its application by the NJ DOBI, including Motor Club’s first quarter results.

7.          Restatement

             The Company has restated its tax provision for the three months ended March 31, 2000.  Please refer to Note O and V in the Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report on Form 10-K.  The reconciliation of previously reported to restated net income and per share information for the first quarter 2000 is as follows:

2000
Net income:
Previously reported	$249,512
Effect of tax adjustment	(68,056)
As restated	$181,456

Per share information:

Basic and diluted:
Previously reported	$0.12
Effect of tax adjustment	(0.03)
As restated	$0.09

Item 2. Management's Discussion and Analysis of Financial Condition and Results of  Operations

             On April 30, 2001, we announced our intention to change the name of the Company to Preserver Group, Inc., subject to approval by our shareholders at our annual meeting on June 6, 2001.  We own and operate five regionally focused property and casualty insurance companies, including companies that specialize in small and mid-sized commercial insurance through the Preserver Insurance Group.

             The Preserver Insurance Group consists of Preserver, which writes small commercial and homeowners insurance in New Jersey, and Mountain Valley, which writes small and mid-sized commercial insurance in New England and New York. The Preserver Insurance Group is rated B++ (Very Good) by A.M. Best Company (“Best”). American Colonial plans to commence operations in New York in 2001, writing commercial lines in tandem with Mountain Valley.

             Motor Club writes private passenger automobile insurance (“PPA”) in New Jersey and is rated B+ (Very Good) by Best. On May 15, 2001, Motor Club’s application for relief under New Jersey’s “take-all-comers” laws was denied.  North East writes PPA and small commercial lines insurance in the State of Maine and is rated B (Fair) by Best.

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

             Mountain Valley was acquired on March 1, 2000; North East was acquired on September 24, 1999. We believe that these acquisitions establish us as a regional commercial lines company in the New England and Mid-Atlantic regions. As evidence of this, only 40% of our consolidated revenues emanated from NJ PPA in 2001, the lowest in our history. This percentage is expected to continue to decline in the future.

             Historically, the Insurance Companies’ results of operations have been influenced by factors affecting the property and casualty insurance industry in general and the NJ PPA market in particular. The operating results of the U.S. property and casualty insurance industry have generally been subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Results of Operations

             The Company's book value increased to $14.62 per share at March 31, 2001 from $14.12 per share at December 31, 2000.  The sources of the net increase were an increase of $1,244,000 or $0.59 (net of deferred taxes) for unrealized gains on fixed maturity investments, offset by the net loss of $.09 per share, described below.

             In the three months ended March 31, 2001, lower income before Federal income taxes from the Insurance Companies and increased interest expense on debt resulted in a net loss of approximately $186,000, as compared to net income of approximately $181,000 for the same period in 2000.

             Income before Federal income taxes from the Insurance Companies was $129,000 in the three months ended March 31, 2001, as compared to $814,000 in the same period in 2000. Loss ratio for the Insurance Companies was 75.1% in the first quarter 2001 as compared to 68.4% in the same period 2000. The decline was due to continuing higher loss ratios in Motor Club as a result of the continuing impact of reforms in NJ PPA, combined with higher loss ratios in Preserver due to a limited number of severe losses.  North East’s loss for the quarter is consistent with 2000 and not atypical for the first quarter due to winter weather in Maine.

Segments

             We are organized into four segments – Preserver, Mountain Valley, North East and Motor Club, along with a corporate segment.

Preserver

             The following table summarizes the income before Federal income taxes for this segment, before the effects of the intercompany pooling agreement with Mountain Valley:

	%Change
	2001	2001 vs. 2000	2000
Insurance premiums	$4,228,643	12.1%	$3,771,289
Net investment income	502,700	39.7%	359,954
Total revenues	4,731,343	14.5%	4,131,243
Losses and loss expenses incurred	3,181,276	54.0%	2,065,630
Acquisition costs and other operating expenses	1,230,938	16.8%	1,054,120
Total expenses	4,412,214	41.4%	3,119,750
Income before Federal income taxes	$319,129	-68.4%	$1,011,493

             Preserver’s first quarter 2001 results were lower than in 2000 due to a higher level of severe losses in 2001 as compared to 2000.  The following table presents the underwriting ratios for this segment for each of the three months ended March 31:

	2001	2000
Loss ratio	75.2%	54.8%
Expense ratio	29.1%	28.0%
Combined ratio	104.3%	82.8%

             The 12% growth in insurance premiums was led by Preserver’s Commercial Lines business, which grew 24% in 2001, consistent with our overall growth strategy. Commercial lines policy count grew 11%, and the average premium continued to increase as Preserver wrote larger accounts by virtue of its higher Best rating, complete product line offering and competitive pricing. In addition, Preserver was able to increase premiums on certain renewed accounts, as market circumstances were more favorable to do so. We anticipate that such premium increases will continue to be available to Preserver on a selective basis in 2001, without adversely impacting retention.

             The 2% decline in Preserver’s Personal Property insurance premiums continues to reflect declines in policy count, offset by modest amounts of new business written, along with adjustments in the values of properties insured.         Personal property policy count declined 4% in 2001 as compared 2000.

             Net investment income in 2001 reflects the strong operations and $3 million surplus contributions we made in March 2000.  Invested assets continued to grow strongly, increasing by approximately $1,965,000 or 6% in 2001 as compared to 2000.

             The increase in losses and LAE incurred of $1,116,000 increased the net loss ratio.  Most of the changes in Preserver’s net loss ratios in recent years had been caused by fluctuations in recoveries from its reinsurance coverage. Preserver’s direct loss ratios have generally steadily improved in recent years as its book matures, retentions improve and pricing in Commercial Lines becomes more favorable; however, during the first quarter 2001 a limited number of severe Commercial Lines losses caused both the direct and net loss ratios to increase.

	2001	2000
Direct loss ratio	82.4%	62.5%
Ceded loss ratio	110.6%	95.8%
Net loss ratio	75.2%	54.8%

             Given the relatively small size of the Preserver book of business, a limited number of severe losses can cause relatively wide fluctuations in Preserver’s net loss ratio results, depending on whether these losses were severe enough to generate a reinsurance recovery. There have been no trends or indications in the last three years that Preserver’s reinsurance programs have been ineffective or that loss experience was adverse. We believe the severe losses in 2001 are aberrant and that the continuing stability and profitable levels of Preserver’s direct loss ratio remains a positive indicator of the quality of its book of business. Expenses reflect the continuing growth of Preserver’s business.

Mountain Valley

             Since its acquisition, the following table summarizes the income (loss) before Federal income taxes for this segment, before the effects of its intercompany pooling agreement with Preserver:

	%Change
	2001	2001 vs. 2000	2000 (1)

Insurance premiums	$4,160,808	NM	$1,430,946
Net investment income	148,005	NM	35,877
Total revenues	4,308,813	NM	1,466,823
Losses and loss expenses incurred	2,788,841	NM	995,112
Acquisitions costs and other operating expenses	1,403,555	NM	493,116
Total expenses	4,192,396	NM	1,488,228
Income (loss) before Federal income taxes	$116,417	NM	($21,405)

             (1) For the one month ending March 31, 2000

NM= Not Meaningful

             Mountain Valley is included from March 1, 2000, its date of acquisition.  Because Mountain Valley had limited net operations in the first quarter 2000, other than net investment income, no comparison is made with prior years.

             The following table presents Mountain Valley’s underwriting ratios for 2001 and 2000:

	2001	2000 (1)
Loss ratio	67.0%	69.5%
Expense ratio	33.7%	34.5%
Combined ratio	100.7%	104.0%

             (1) For the one month ending March 31, 2000

             Mountain Valley’s results of operations continue to improve as a result of significantly lower excess of loss reinsurance costs in 2001 of approximately $230,000, offset by approximately $200,000 in non-recurring costs related to its technology costs. These results continue to be in line with our expectations. We expect significant expense ratio improvement to continue in 2001.

             As described previously in the Company’s 2000 Annual Report on Form 10-K, Mountain Valley has terminated the 100% quota share it maintained.  As noted: 1) there is no loss development, adverse or favorable, net of third party reinsurance, that we retain on loss occurrences prior to March 1, 2000; and 2) only Mountain Valley loss occurrences on or after March 1, 2000 will be retained, net of reinsurance, by us. Based on the short period of time that we have owned Mountain Valley, no meaningful loss trends on Accident Year 2000 or 2001 have been discerned.

             Because Mountain Valley has a limited amount of loss experience, ultimate losses and reserves are being provided for based upon reviews of Mountain Valley’s historical loss development patterns, prior to application of the quota share, combined with reviews of Preserver’s and general industry loss development patterns.

             For comparison purposes, Mountain Valley’s recurring direct premiums written have grown $2,070,000 or 44% in 2001 as compared to 2000, the majority of which is attributable to premium with policy terms greater than twelve months, which we believe will help improve Mountain Valley’s retention.  Direct premium earned (which is a better indicator of underlying growth given Mountain Valley's use of multiple year policies) increased $617,000 or 14% in 2001 as compared to 2000.  The majority of Mountain Valley’s premium written growth is being experienced in the States of New York, Massachusetts and Maine. Growth has been fairly uniform in its distribution among the various commercial package, commercial auto and supporting commercial lines products that Mountain Valley offers.

             As Accident Years 2000, 2001 and subsequent years’ losses become more prevalent in relation to older accident years, Mountain Valley’s income before Federal taxes should begin to reflect its underwriting operations, in addition to the expenses related to the deployment of technology platforms described in the Liquidity and Capital Resources section.

North East

             The following table summarizes the loss before Federal income taxes for this segment:

	%Change
	2001	2001 vs. 2000	2000
Insurance premiums	$4,349,574	0.5%	$4,329,213
Net investment income	265,585	13.4%	234,265
Realized investment gains	1,524	NM	-
Total revenues	4,616,683	1.2%	4,563,478
Losses and loss expenses incurred	3,292,549	-2.3%	3,370,606
Acquisitions costs and other operating expenses	1,483,567	7.1%	1,385,412
Total expenses	4,776,116	0.4%	4,756,018
Loss before Federal income taxes	($159,433)	17.2%	($192,540)

NM= Not Meaningful

             The following table presents North East’s underwriting ratios for 2001 and 2000:

	2001	2000
Loss ratio	75.7%	77.9%
Expense ratio	34.1%	32.0%
Combined ratio	109.8%	109.9%

             The first quarter is typically North East’s poorest of the year, due to the prevalent winter weather conditions experienced in Maine. North East’s loss ratio results in both 2001 and 2000 were representative of this experience. North East’s expense ratio increased in 2001 compared to 2000 due to slower premium growth and slightly higher acquisition costs.

             Both premium and acquisition costs developments are due to North East’s increased emphasis on Commercial Lines insurance. North East has reviewed considerable amounts of its existing Commercial Lines book and certain risks have been deemed unacceptable for North East’s revised Commercial Lines underwriting criteria, resulting in their non-renewal. In many instances, such risks deemed unacceptable are of a higher average premium than the new business being written, resulting in slower net growth rates in Commercial Lines than that previously experienced. In addition, North East has tightened its underwriting criteria in Personal Lines as well, resulting in lower net premium written growth rates. In 2001, net premium written actually decreased $246,000 or 4% compared to 2000.

             North East has also utilized commission enhancements with certain producers to increase the level and type of Commercial Lines insurance these producers submit, resulting in higher acquisition costs. Despite the 4% decrease in net premium written, acquisition costs incurred in 2001 only declined $15,000 or 1% in 2001 compared to 2000. North East is reinforcing its program to reduce its expense and expense ratio further during 2001, particularly with regard to non-acquisition cost expenses. North East anticipates higher reinsurance costs over the remainder of 2001 which will place additional pressure on the expense ratio.

             Investment income continues to improve as a result of higher operating cash flows due to lower overall expenses.

Motor Club

             The following table summarizes the income (loss) before Federal income taxes for this segment:

	%Change
	2001	2001 vs. 2000	2000
Insurance premiums	$9,183,189	5.2%	$8,727,979
Net investment income	737,341	-2.6%	756,752
Total revenues	9,920,530	4.6%	9,484,731
Losses and loss expenses incurred	7,211,714	19.2%	6,050,657
Acquisition costs and other operating expenses	2,855,560	-16.5%	3,417,932
Total expenses	10,067,274	6.3%	9,468,589
Income (loss) before Federal income taxes	$(146,744)	NM	$16,142

             NM= Not Meaningful

             The decline in Motor Club results was due to higher loss ratios, which were insufficient to offset expense ratio reductions it gained via economies of scale resulting from the acquisition of Mountain Valley and North East.  The continuing increase in loss ratios, largely due to the impact of AICRA, and higher submissions of this business that is generally less profitable, continue to reduce the profitability of this segment.  The following table presents the underwriting ratios for each of the three months ended March 31:

	2001	2000
Loss ratio	78.5%	69.3%
Expense ratio	31.1%	39.2%
Combined ratio	109.6%	108.5%

             The increase in insurance premiums is due to increased levels of submissions by producers that Motor Club was required to write under New Jersey’s take-all-comers laws.  Policy count increased by 4% in 2001 as compared to 2000.  Motor Club’s application for relief from the take-all-comers laws which was denied on May 15, 2001 is discussed below.

             Net investment income declined due to lower invested assets as a result of AICRA’s impact on the segment, both in the form of higher paid losses and lower premiums.

             Overall losses and LAE incurred for Motor Club increased $1,161,000 or 19% in  2001 as compared to 2000, causing the increase in the loss ratios. The higher loss ratio was due to continuing increases in first party medical or PIP claims in Accident Year 2001, consistent with the successive increases experienced in Accident Year 2000 and 1999 after the AICRA rate rollback and related reforms were implemented. Physical damage loss ratios in the first quarter 2001 were higher than in 2000, largely due to poor winter weather in New Jersey.

             As stated, we believe that claimants filing more severe PIP claims on an accelerated basis than previously continue to cause this increase.  We further believe that this acceleration is being caused by the implementation of regulations tightening the fee schedule, allowing pre-certification methodologies and permitting a revised arbitration system, all of which should serve ultimately to reduce PIP claim costs.

             While this acceleration increased the level of reported PIP losses incurred by Motor Club in Accident Years 2001, 2000  and 1999, we have reserved for their projected ultimate losses for those Accident Years generally using historical loss development patterns which indicate longer development patterns than those that may occur in these Accident Years.

             Both increases were modestly offset by decreases in the loss ratios for Bodily Injury (“BI”) or third party liability claims.  This slight improvement in the BI loss ratio, primarily in Accident Year 2001 and 2000, is due to the impact of the AICRA reforms on this coverage (including reduced litigation) and this is consistent with the stated objectives of the AICRA reforms. However, we do think it remains premature to conclude that such favorable BI development will continue in future Accident Years, or that Accident Year 2001 or 2000 may not adversely develop. This is due to the volatile nature of New Jersey PPA, including the regulatory, judicial and legislative environments.

             We will continue to monitor loss development patterns in 2001 and beyond closely, to ensure that the level of reserves carried for PPA is adequate and appropriate as dictated by actual loss development.

             To date, we have believed that AICRA ultimately will have only a modest net negative effect on Motor Club’s PPA operations and profitability, because the mandated rate reductions do  not appear to be completely cost justified (based on information presently available) by the cost savings in the legislation.  While we have not changed our ultimate outlook for the effect of AICRA, it is clear based on the impact to date, combined with the inaction of the NJ DOBI in implementing several key legislative provisions of AICRA and other legislative reforms, that this may take longer to occur and that the near-term effects of AICRA may continue to be more negative than originally forecast before improvement begins.

             As a result, Motor Club’s premium written to surplus ratio remains in excess of 3 to 1.  The increased submissions of NJ PPA business by producers that the Company is required to write combined with the poor results of operations increased the premium written to surplus ratio to 3.45 to 1 for the twelve months ended March 31, 2001.  The same ratio was 3.18 to 1 for the year ended December 31, 2000.  In addition, Motor Club’s liabilities in relation to its statutory surplus are at a level whereby adverse development of claims, particularly as a result of the impact of AICRA, could further reduce its surplus, thus decreasing its RBC ratios, possibly to a level which would require action as prescribed by law.  To date, the NJ DOBI has generally not been responsive to requests for rate increases or other regulatory relief based upon the impact of AICRA to companies, nor as noted has it implemented certain key aspects of AICRA which would provide relief to insurers such as Motor Club.

             Accordingly, considering these elements, combined with New Jersey’s regulatory and legislative history, the enacted legislation, current judicial decisions, current rate freeze and ongoing volatility, we believe there are significant uncertainties with regard to our ongoing NJ PPA operations, which could adversely affect the Company. Consistent with our long-stated goal to increase our identification as a provider of small commercial lines insurance and expand and diversify our operations outside the State of New Jersey, we continue to review strategies to improve the profitability of our NJ PPA business and otherwise to add more value to our shareholders.

             As a result of these many circumstances, and because of its premium written to surplus ratio, Motor Club filed an application for relief from the take-all-comers laws in New Jersey on April 30. On May 15, 2001, the Company was advised by the NJ DOBI that its application for relief had been denied.  Motor Club will be requesting reconsideration of the decision, based on what it views as an incomplete evaluation of the facts and circumstances regarding its application by the NJ DOBI, including Motor Club’s first quarter results.

             Motor Club’s expense ratio declined in 2001 as compared to 2000 as a result of lower expenses.  In large part the decline in expenses is due to the economies of scale gained from the acquisition of Mountain Valley and North East.  We allocated approximately $536,000 in costs previously attributable to Motor Club to Mountain Valley and North East in 2001 without any significant increase in overall expenditures other than those noted below.  This accounts for most of the improvement.

Other Revenues and Expenses

             The following table sets forth other revenues and expenses of the Company for each of the three months ended March 31:

	%Change
	2001	2001 vs. 2000	2000
Merger-related expenses	$ -	-100.0%	$354,097
Interest expense	515,894	59.4%	323,607
Amortization ofgoodwill	21,174	-	21,174
Federal income tax	(99,536)	NM	96,264

NM= Not Meaningful

             The merger expenses relate to the acquisition of Mountain Valley in 2000. While we do not rule out the possibility of additional acquisitions, another transaction is unlikely in 2001.

             The increase in interest expense reflects the issuance of $11.5 million in Debt in February 2000, related to our acquisition of Mountain Valley.  Thus, the increase in 2001 compared to 2000 is due to a full period charge in 2001, while the amount in 2000 was for a partial charge of the same item.

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

             Deferred tax liabilities related to MCAIC (captioned as “Excess Loss Account” in the schedule of net deferred tax assets in Note J in the Notes to Consolidated Financial Statements) will likely be payable on the final liquidation of MCAIC by its Receiver, which the Company does not control.  It is not presently known when MCAIC’s final liquidation will occur, although the Company does anticipate that it will have approximately one year notice before this event occurs and that this should occur prior to 2006.  Accordingly, the Company may be required to seek financing depending on the timing and magnitude of this liability.

             Tax payments and management fees from the insurance subsidiaries are made under formal agreements that generally are subject to approval by state insurance departments.

             The Insurance Companies are highly liquid, receiving substantial cash from premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments. The principal outflows of cash are payments of claims, taxes, interest, operating expenses and dividends. Accordingly, the Insurance Companies maintain investment and reinsurance programs generally intended to provide adequate funds to pay claims without forced sales of investments. The Insurance Companies model their exposure to catastrophes and generally have the ability to pay claims without selling securities. Even in years of greater catastrophe frequency, the Insurance Companies have been able to pay claims without liquidating any investments. The Insurance Companies’ policy with respect to fixed maturity investments is to purchase only those that are of investment grade quality.

             See Note K of the Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report on Form 10-K for additional discussion of the NAIC risk-based capital standards and Codification of Statutory Accounting Principles with an effective date of January 1, 2001.

             As a company with insurance subsidiaries that invests substantial sums in fixed income securities, we are accustomed to fluctuations in the value of our fixed income investments. We have identified one hundred percent of those investments as available for sale pursuant to SFAS 115.  Accordingly, changes in the value of those investments are recorded as other comprehensive income.  Because our investment portfolios are composed completely of securities which are generally highly liquid (i.e., U.S. government securities and investment grade corporate bonds), and that our credit reviews have not indicated any downgrades, there are no grounds to believe that any unrealized losses are other than temporary.  At March 31, 2001, the net unrealized gain on fixed maturity investments was approximately $1,497,000, net of deferred taxes.  In addition, the combination of the duration of the portfolio being sufficiently short (approximately 3.46 and 3.60 years at December 31, 2000 and 1999, respectively), combined with the highly liquid nature of those securities and our proclivity to hold those bonds to maturity (although they are classified as available-for-sale), the par value of those bonds should be fully realized at maturity, resulting in those unrealized gains and losses being temporary.

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

Operating and Investing Activities

             Net cash utilized by operating activities was $1,606,000 in the three months ended March 31, 2001.  Net cash provided by operating activities was $1,084,000 in the three months ended March 31, 2000.  The decrease in cash flow from operating activities in the three months ended March 31, 2001 as compared to 2000 reflects higher PPA paid losses by Motor Club.

             Excluding the acquisition of Mountain Valley in 2000, net cash utilized in investing activities was $2,002,000 in 2001 and $8,329,000 in 2000, reflecting the investment of cash provided by operating and financing activities.

Financing Activities

             The Company paid no dividend on its common stock in 2001 or 2000.

             The Company issued $11.5 million of Promissory Notes on February 28, 2000.

              The Company has no other material outstanding capital commitments which would require additional financing.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

             This Report on Form 10-Q contains statements that are not historical facts and are considered “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as “believes”, “expects”,  “may”, “will”, “should”, “anticipates”, the negatives thereof, or by discussions of strategy.  Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company.  These include, but are not limited to, the cyclical nature of the property casualty insurance industry,  the impact of competition, product demand and pricing, claims development and the process of estimating reserves, the level of the Company’s retentions, catastrophe and storm losses, legislative and regulatory developments, changes in the ratings assigned to the Company by rating agencies, investment results, availability and cost of reinsurance, availability of  dividends from our insurance company subsidiaries, investing substantial amounts in our information systems and technology, the ability of our reinsurers to pay reinsurance recoverables owed to us, our entry into new markets, our acquisition of North East Insurance Company on September 24, 1999, our acquisition of Mountain Valley Indemnity Company on March 1, 2000, our successful integration of these acquisitions, potential future tax liabilities related to an insolvent subsidiary and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede our ability to charge adequate rates, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including this Report on Form 10-Q.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

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
President

s/Patrick J. Haveron
By:	Patrick J. Haveron
Executive Vice President -
Chief Financial Officer
and Chief Accounting Officer

Dated:               May 17,  2001