Form 10-K405/A
period 2000-12-31
MOTOR CLUB OF AMERICA
filed 2001-06-11
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end	Commission File Number
December 31, 2000	0–671

MOTOR CLUB OF AMERICA
(Exact name of registrant as specified in its charter)

New Jersey	22-0747730
(State of incorporation)	(I.R.S. Employer Identification No.)

95 Route 17 South, Paramus, New Jersey	07653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (201)291–2000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value) $.50 per share
(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒

The aggregate market value of the voting Common Stock (par value $.50 per share) held by non–affiliates on March 23, 2000 was $7,653,221 based on the closing selling price of $7.188 per share.

2,124,387 shares of Common Stock were outstanding as of March 23, 2001.

Documents Incorporated by Reference:  Portions of the Registrant’s definitive proxy statement issued in conjunction with the June 6, 2001 Annual Meeting of Shareholders (Part III).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 amends the Form 10-K by correcting certain typographical errors in Item 14, in the Balance Sheet, Other Assets and in the Consolidated Statement of Cash Flows, in Footnote (3).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on June 11, 2001.

MOTOR CLUB OF AMERICA
(Registrant)

Dated: June 11, 2001	By /s/Patrick J. Haveron
Patrick J. Haveron
Executive Vice President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8–K

(a)         (1)         The following financial statements are included in Part II, Item 8:

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

             (2)         The following financial statement schedules for the years 2000, 1999 and 1998 (pursuant Rule 5–04 of Regulation S–X) are presented herewith:

Schedule I –  Summary of Investments– Other than Investments in Related Parties*

Schedule II – Condensed Financial Information of Registrant

Schedule IV – Reinsurance*

Schedule V –  Valuation and Qualifying Accounts and Reserves

Schedule VI – Supplemental Information Concerning Property/Casualty Insurance Operations*

*Presented pursuant to Rule 7–05 of Regulation S–X.

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is given in the financial statements filed herewith, including the notes thereto.

(b)        Exhibits:

Exhibit No.	Description	Reference

2-a	Agreement and Plan of Merger between Motor Club of America and North East Insurance Company, dated as of March 16, 1999	Exhibit 2 to Motor Club of America’s Form 8-K dated March 17, 1999

3-a	Restated and Amended Certificate of Incorporation of Motor Club of America, dated June 12, 1972	Exhibit 1(i) to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1972

3-b	By-Laws of Motor Club of America, effective March 15, 1989	Exhibit 3-l to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1988

3-c	By-law Amendment of Motor Club of America, effective August 3, 1994	Exhibit 3-m to Motor Club of America’s Form 8-K dated July 21, 1994

4-a	Specimen Certificate representing Common Stock, $.50 par value	Exhibit 4 to File No. 2-39996 on Form S-1

10-a	Motor Club of America 1987 Stock Option Plan	Exhibit 10-o to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1987

10-b	Specimen copy of Motor Club of America 1987 Stock Option Agreement	Exhibit 10-p to Motor Club of America’s Annual Report on Form 10–K for fiscal year ended December 31, 1987

10-c	Motor Club of America 1992 Stock Option Plan	Exhibit A to Motor Club of America’s Proxy Statement for fiscal year ended December 31, 1991

10-d	Motor Club of America 1999 Stock Option Plan	Exhibit A to Motor Club of America’s Proxy Statement for the fiscal year ended December 31, 1998

10-e	Specimen copy Motor Club of America 1992 Stock Option Plan Agreement	Exhibit 10-r to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1992

10-f	Settlement Agreement between Motor Club of America et als. and Receiver of MCA Insurance Company in Liquidation et als. and related documents	Exhibit 99 to Motor Club of America’s Form 8-K dated December 20, 1994

10-g	Order dated December 30, 1994 Approving Settlement between Motor Club of America et als and Receiver of MCA Insurance Company in Liquidation et als and related conformed documents	Exhibit 99-C to Motor Club of America’s Form 8-K dated December 30, 1994

10-h	Stock Purchase Agreement between Motor Club of America and JVL Holding Properties, Inc	Exhibit 99-F to Motor Club of America’s Form 8-K dated December 2, 1996

10-i	Agreement dated December 2, 1996 between Motor Club of America and Motor Club of America Enterprises, Inc	Exhibit 99-G to Motor Club of America’s Form 8-K dated December 2, 1996

10-j	$3 Million Senior Unsecured Revolving Credit Facility between Motor Club of America and Dresdner Bank, AG and related documents	Exhibit 10-i to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1998

10-k	Purchase Agreement dated as of December 16, 1999 between Valley Insurance Company and Motor Club of America	Exhibit 10.1 to Motor Club of America’s Form 8-K dated December 16, 1999

10-l	Specimen copy of Form of Convertible Subordinated Debentures	Exhibit 1 to Form 13D of Archer McWhorter dated September 23, 1999

10-m	Specimen copy of Promissory Note	Exhibit 10-m to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1999

22	Subsidiaries of Motor Club of America

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOR CLUB OF AMERICA (Registrant)

Dated: April 16, 2001	By /s/ Stephen A. Gilbert
Stephen A. Gilbert President, Chief Executive Officer, General Counsel and Director

Dated: April 16, 2001	By /s/ Patrick J. Haveron
Patrick J. Haveron Executive Vice President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 16, 2001	By /s/ Archer McWhorter
Archer McWhorter Chairman of the Board and Director

Dated: April 16, 2001	By /s/ Alvin E. Swanner
Alvin E. Swanner
Director

Dated: April 16, 2001	By /s/ William E. Lobeck,Jr.
William E. Lobeck, Jr.
Director

Dated: April 16, 2001	By /s/ Robert S. Fried
Robert S. Fried
Director

Dated: April 16, 2001	By /s/ Malcolm Galatin
Malcolm Galatin
Director

Report of Independent Accountants

To the Board of Directors and Shareholders
of Motor Club of America:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Motor Club of America and its subsidiaries at December 31, 2000and 1999, and the results of theiroperations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note V, the Company has restated its December 31, 1999 and 1998 financial statements for certain tax matters.

PricewaterhouseCoopers LLP
New York, New York
April 16, 2001

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
		(Restated)
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $97,571,094 -2000 and $80,854,764 -1999)	$98,074,324	$78,242,322
Equity securities, at fair value (cost $34,659-2000 and $43,346–1999)	47,604	57,053
Mortgage loans on real estate – at the unpaid principal amount	110,160	153,616
Short–term investments, at fair value which approximates cost	6,760,341	8,528,858
Total investments	104,992,429	86,981,849
Cash and cash equivalents	3,607,076	443,733
Premiums receivable	39,749,090	27,132,246
Reinsurance recoverable on paid and unpaid losses and loss expenses	32,883,564	21,163,574
Notes and accounts receivable	124,111	212,598
Deferred policy acquisition costs	14,505,569	10,560,763
Fixed assets – at cost, less accumulated depreciation	2,993,229	1,858,621
Federal income tax recoverable	12,413	47,100
Prepaid reinsurance premiums	4,324,915	1,485,450
Deferred tax asset	1,828,706	3,637,551
Goodwill, less accumulated amortization	1,509,152	1,593,801
Other assets	2,358,988	1,470,744
Total Assets	$208,889,242	$156,588,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses	$90,392,486	$70,983,383
Unearned premiums	53,409,659	38,698,028
Commissions payable	4,573,912	2,802,516
Accounts payable	2,246,702	1,397,263
Accrued expenses	4,032,807	3,112,157
Drafts outstanding	2,741,249	2,685,423
Note payable	11,500,000	-
Convertible subordinated debentures	10,000,000	10,000,000
Total liabilities	178,896,815	129,678,770
Shareholders' Equity:
Common Stock, par value $.50 per share:
Authorized - 10,000,000 shares; issued and outstanding shares 2,124,387	1,062,194	1,062,194
Paid in additional capital	2,066,089	2,066,089
Accumulated other comprehensive loss	(2,774,148)	(3,897,396)
Retained earnings	29,638,292	27,678,373
Total Shareholders' Equity	29,992,427	26,909,260
Total Liabilities and Shareholders' Equity	$208,889,242	$156,588,030

The accompanying notes are an integral part of
these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2000	1999	1998
		(Restated)	(Restated)
REVENUES
Insurance premiums (net of premiums ceded totaling $13,161,053, $8,358,946 and $6,776,174)	$83,467,481	$55,807,330	$53,175,663
Net investment income	6,412,884	5,080,939	4,304,507
Realized gains on sales of investments (net)	82,949	36,040	28,545
Other revenues	163,833	143,410	171,171
Total revenues	90,127,147	61,067,719	57,679,886
LOSSES AND EXPENSES
Losses and loss expenses incurred (net of reinsurance recoveries totaling $11,428,275, $1,544,026 and $4,736,671)	55,708,052	40,631,053	36,479,591
Amortization of deferred policy acquisition costs	25,135,714	14,305,501	13,375,221
Other operating expenses	3,977,827	4,759,728	2,051,522
Merger-related expenses	354,097	800,000	-
Amortization of goodwill	84,695	21,174	-
Interest expense	1,867,085	448,117	54,146
Total losses and expenses	87,127,470	60,965,573	51,960,480
Income before Federal income taxes	2,999,677	102,146	5,719,406
Benefit (provision) for Federal income taxes:
current	(44,797)	28,331	(179,661)
deferred	(994,961)	(39,141)	(1,761,361)
Total Federal income tax	(1,039,758)	(10,810)	(1,941,022)
Net income	$1,959,919	$91,336	$3,778,384
Net Income per common share:
Basic	$.92	$.04	$1.79
Diluted	$.91	$.04	$1.78
Weighted average common and potential common shares outstanding:
Basic	2,124,387	2,117,912	2,108,722
Diluted	2,770,075	2,121,697	2,121,366

The accompanying notes are an integral part of
these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock (a)
	Shares Issued	Amount	Paid-In Additional Capital	Accumulated Other Comprehensive Income (Loss)(b)	Retained Earnings	Total
				(Restated)	(Restated)	(Restated)
Balance at December 31, 1997	2,094,429	$1,047,215	$1,950,204	($3,931,342)	$23,934,956	$23,001,033
Prior period adjustment				1,539,894	(126,303)	1,413,591
Net income					3,778,384	3,778,384
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				668,309		668,309
Minimum pension liability adjustment				(105,204)		(105,204)
Comprehensive income						4,341,489
Common stock issued	22,000	11,000	46,750			57,750
Balance at December 31, 1998	2,116,429	1,058,215	1,996,954	(1,828,343)	27,587,037	28,813,863

Net income					91,336	91,336
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment				(3,006,583)		(3,006,583)
Minimum pension liability adjustment				937,530		937,530
Comprehensive loss						(1,977,717)
Common stock issued	7,958	3,979	69,135			73,114
Balance at December 31, 1999	2,124,387	1,062,194	2,066,089	(3,897,396)	27,678,373	26,909,260

Net income					1,959,919	1,959,919
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				1,992,930		1,992,930
Minimum pension liability adjustment				(869,682)		(869,682)
Comprehensive income						3,083,167
Balance at December 31, 2000	2,124,387	$1,062,194	$2,066,089	($2,774,148)	$29,638,292	$29,992,427

(a)         Par value $.50 per share; authorized – 10,000,000 shares.
(b)         Net of deferred taxes.

The accompanying notes are an integral part of these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2000	1999	1998
		(Restated)	(Restated)
Net income	$1,959,919	$91,336	$3,778,384

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	924,900	639,119	527,644
Amortization of bond premium and discount	122,655	50,336	35,375
Amortization of goodwill	84,695	21,174	-
Gain on sale of investments	(82,949)	(36,040)	(28,545)
Deferred tax provision	994,961	39,141	1,761,361

Changes in assets and liabilities excluding effects of acquisitions:
Premiums receivable	(6,583,131)	575,790	(12,591,502)
Notes and accounts receivable	88,487	(87,154)	(775)
Deferred policy acquisition costs	(2,521,953)	434,040	(2,849,679)
Federal income tax - current	(259,787)	(24,526)	(53,035)
Reinsurance recoverable on paid and unpaid losses and loss expenses	980,120	1,071,741	(568,211)
Prepaid reinsurance premiums	1,535,665	353,015	(320,336)
Other assets	(358,537)	57,273	116,941
Losses and loss expenses	6,663,991	1,435,399	8,088,365
Unearned premiums	4,201,301	(1,652,130)	11,447,387
Commissions payable	1,708,996	(32,892)	1,512,739
Accounts payable	680,438	521,936	312,874
Accrued expenses	(2,615,424)	(3,544,396)	(914,385)
Drafts outstanding	55,826	996,588	292,620
Total cash provided by operating activities	7,580,173	909,750	10,547,222

The accompanying notes are an integral part of
these consolidated financial statements.

	For the years ended December 31,
	2000	1999	1998
		(Restated)	(Restated)
Investing activities:
Proceeds from:
Maturities of fixed maturities	14,551,267	8,074,333	17,444,834
Sales of fixed maturities	7,689,638	1,205,824	2,000,000
Sale of equity securities	8,687	630,612	-
Payments received on mortgage loan principal	43,455	207,422	161,517
Sale or maturities of short-term investments	126,600,687	89,390,755	245,390,264
Purchase of:
Fixed maturities	(34,191,912)	(9,343,352)	(31,304,235)
Short–term investments	(124,698,557)	(89,656,130)	(244,133,789)
Mountain Valley (2000) and North East (1999), net of cash acquired	(3,962,753)	(10,127,839)	-
Fixed assets	(1,957,342)	(621,069)	(612,897)
Total cash utilized in investing activities	(15,916,830)	(10,239,444)	(11,054,306)
Financing activities:
Convertible subordinated debentures	-	10,000,000	-
Note payable	11,500,000	(3,000,000)	3,000,000
Common stock issued	-	-	57,750
Total cash provided by financing activities	11,500,000	7,000,000	3,057,750
Net increase (decrease) in cash	3,163,343	(2,329,694)	2,550,666
Cash and cash equivalents at beginning of year	443,733	2,773,427	222,761
Cash and cash equivalents at end of year	$3,607,076	$443,733	$2,773,427

Supplemental Disclosures of Cash Flow Information

(1)	Total interest paid was $1,774,808 (2000), $448,782 (1999) and $60,389 (1998).
(2)	Total Federal income taxes paid was $0 (2000 and 1999) and $212,738 (1998).
(3)	The Company purchased all of the common stock of Mountain Valley (2000) and North East (1999). Cash acquired in connection with the purchase of Mountain Valley (2000) and North East (1999) was $3,537,247 and $281,843, respectively. In conjunction with the acquisition, liabilitieswere assumed as follows:
		2000	1999
	Fair value of assets acquired	$14,944,762	$32,858,750
	Cash paid for the capital stock	7,500,000	10,409,682
	Equity paid for the capital stock	-	73,114
	Liabilities assumed	$7,444,762	$22,375,954

The accompanying notes are an integral part of
these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Summary of Significant Accounting Policies:

(a)         Basis of Presentation and Principles of Consolidation:

The consolidated financial statements of Motor Club of America (the “Company”) include its accounts and those of its directly or indirectly wholly–owned subsidiary companies.  The financial statements have been prepared on the basis of generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with these practices requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

The Company’s insurance subsidiaries, Motor Club of America Insurance Company (“Motor Club”), Preserver Insurance Company (“Preserver”), Mountain Valley Indemnity Company (“Mountain Valley”), North East Insurance Company (“North East”) and its subsidiary American Colonial Insurance Company (“American Colonial”) are collectively referred to as the “Insurance Companies”.

All material intercompany items and transactions have been eliminated in consolidation.  Certain amounts in prior years have been reclassified to conform to the current presentation.

(b)        Nature of Operations:

The Company is a New Jersey corporation which owns the Insurance Companies. The Company acquired North East and its subsidiaries on September 24, 1999 and Mountain Valley on March 1, 2000; see Note B and C for more information on these transactions, respectively. The Insurance Companies engage in property and casualty insurance, principally small commercial, private passenger automobile and homeowners insurance, produced by independent agents. The Company generates substantially all of its revenues from its insurance operations.

Motor Club and Preserver’s operations are in the State of New Jersey.  Mountain Valley’s operations are in New England (except for Connecticut) and New York.  North East’s operations are in the State of Maine.  American Colonial, which has not written any business since March 1990, plans to recommence operations in the State of New York in 2001.

(c)         Insurance Premiums:

Insurance premiums are credited to income by the monthly pro rata method over the terms of the contracts.  Beginning July 1, 1998, Motor Club began converting its contracts for private passenger automobile insurance from six month to twelve month policies (“Policy Term Conversion”).  While the Policy Term Conversion temporarily increased, for a one year period commencing July 1, 1998, the amount of premiums written by Motor Club, it did not affect the amount of premiums earned. Insurance contracts for policies are for terms of one to three years.

(d)        Investments:

All of the Company’s fixed maturity and equity securities are classified as available-for-sale securities, and are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of applicable deferred taxes.

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

(h)        Fixed Assets:

Depreciation on leasehold improvements is computed by the straight–line method over the remaining lease term.   Depreciation on furniture and fixtures, technology investments and other equipment, is computed by the straight–line method over the estimated useful lives, ranging from three to twenty years.

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

(m)        Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income, the unfunded accumulated benefit obligation in excess of plan assets (“minimum pension liability”)and net unrealized investment gains or losses on available-for-sale securities and is presented separately in Note P.  These amounts are reported net of deferred Federal income taxes.

(n)        Fair Value of Financial Instruments:

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium receivables, accounts payable and notes payable approximate those assets and liabilities fair values due to the short term nature of the instruments.  The fair value of investments and convertible subordinated debentures are addressed in the related footnotes.

Note B – Acquisition of North East:

On September 24, 1999, the Company acquired North East, headquartered in Scarborough, Maine, through a merger of a wholly-owned subsidiary of the Company with and into North East.

Under the terms of the merger, certain North East shareholders elected and received 7,958 shares of the Company’s common stock representing 41,781 shares of North East common stock; the remaining shareholders and holders of North East stock options were paid $10,409,682 in cash.  The aggregate purchase price for the transaction was $10,482,796.

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

The following unaudited pro forma consolidated results of operation for the years ended December 31, 1999 and 1998 assume the North East acquisition occurred as of January 1, 1998:
	1999	1998
	(Restated)	(Restated)
Insurance premiums	$66,002,646	$65,756,095
Net investment income	5,695,332	5,175,055
Realized gains on sales of investments (net)	3,102	82,817
Other revenue	143,410	171,171
Total revenues	71,844,490	71,185,138
Losses and loss expenses incurred	47,398,423	44,837,264
Other operating expenses	25,860,049	21,339,295
Total losses and expenses	73,258,472	66,176,559
Income (loss) before federal income taxes	(1,413,982)	5,008,579
Benefit (provision) for federal income taxes	488,475	(1,687,859)
Net income (loss)	$(925,507)	$3,320,720
Per share:
Basic	$(.44)	$1.57
Diluted	$(.44)	$1.40

Note C – Acquisition of Mountain Valley:

On March 1, 2000 the Company completed its acquisition of Mountain Valley, formerly known as White Mountains Insurance Company, from Unitrin, Inc. for $7.5 million in cash. Mountain Valley is based in Bedford, New Hampshire.

The fair value of Mountain Valley’s net assets at March 1, 2000 was $7,775,687.  The acquisition has been accounted for using the purchase method of accounting and thus based on the fair value of the net assets acquired at March 1, 2000, the Company recorded $275,687 of the difference between the excess which represented the fair value of net assets acquired and the cost of the transaction as a reduction of deferred policy acquisition costs, which is being amortized on a straight-line basis over the terms of the underlying insurance contracts associated with those costs.

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

Note D – Investments:

(a)         The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 2000 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government securities	$25,283,857	$969,621	($29,541)	$26,223,937
Mortgage-backed securities	22,842,939	115,961	(38,022)	22,920,878
Asset-backed securities	12,303,741	32,086	(20,351)	12,315,476
Corporate securities	37,140,557	202,337	(728,861)	36,614,033
Total	$97,571,094	$1,320,005	($816,775)	$98,074,324

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1999 were as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government securities	$20,031,827	$128,984	($239,128)	$19,921,683
Mortgage-backed securities	10,678,363	29,476	(301,482)	10,406,357
Asset-backed securities	10,454,886	-	(216,034)	10,238,852
Corporate securities	39,689,688	9,436	(2,023,694)	37,675,430
Total	$80,854,764	$167,896	($2,780,338)	$78,242,322

The amortized cost and fair value of investments in fixed maturity securities at December 31, 2000, by contractual maturity, were as follows:
	Amortized Cost	Fair Value
Due in one year or less	$6,095,794	$6,124,940
Due after one year through five years	26,531,826	26,873,336
Due after five years through ten years	30,311,345	30,272,020
Due after ten years	34,632,129	34,804,028
	$97,571,094	$98,074,324

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

(b)        Net investment income by category of investments consisted of the following:
Category	2000	1999	1998
Fixed maturities	$5,664,918	$4,665,066	$3,950,500
Other, principally short–term investments	1,021,032	593,366	498,253
Total investment income	6,685,950	5,258,432	4,448,753
Investment expenses	273,066	177,493	144,246
Net investment income	$6,412,884	$5,080,939	$4,304,507

(c)         At December 31, 2000 and 1999, fixed maturity investments (at fair value) deposited with the various states where the Insurance Companies conduct business amounted to $7,407,918 and $2,986,560, respectively.

(d)        There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.

(e)         The change in net unrealized gains (losses) on investments are as follows:
	Years Ended December 31,
	2000	1999	1998
Fixed maturities	$3,115,672	($4,517,228)	$1,012,666

(f)         In the opinion of management there has been no other than temporary impairments in the carrying amount of investments.

Note E – Unpaid Losses and Loss Expenses:

(a)         The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 2000, 1999 and 1998:
	2000	1999	1998
Balance at January 1	$70,983,383	$58,335,143	$50,246,778
Less: Reinsurance recoverables	18,453,650	18,520,866	17,363,319
Net balance at January 1	52,529,733	39,814,277	32,883,459
Acquired in 1999	-	8,820,265	-
Incurred losses and loss expenses:
Provision for current year claims	55,542,028	37,271,781	32,598,287
Increase in provision for prior years’ claims	166,024	3,359,272	3,881,304
Total incurred losses and loss expenses	55,708,052	40,631,053	36,479,591
Payment for losses and loss expenses:
Payment on current year claims	24,501,115	16,447,458	12,038,000
Payment on prior years’ claims	23,540,843	20,288,404	17,510,773

	2000	1999	1998
Total payments for losses and loss expenses	48,041,958	36,735,862	29,548,773
Net balance at December 31	60,195,827	52,529,733	39,814,277
Plus: Reinsurance recoverables	30,196,659	18,453,650	18,520,866
Balance at December 31	$90,392,486	$70,983,383	$58,335,143

The Company recognized unfavorable development in the provision for insured events of prior years of $166,024, $3,359,272 and $3,881,304 in 2000, 1999 and 1998, respectively. The small 2000 development reflects generally neutral net development in each of the Insurance Companies. Motor Club did experience favorable development of private passenger automobile (“PPA”) losses occurring in 1999 offset by unfavorable development of losses occurring from 1996 to 1998. The 1999 and 1998 development reflects the initial adverse development of Motor Club’s reserves for PPA losses occurring in those years.

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

Note F – Fixed Assets:

Fixed assets consist of the following:
	2000	1999
Leasehold improvements	$266,041	$202,275
Office furniture, fixtures and data processing equipment	6,300,978	3,984,231
	6,567,019	4,186,506
Less accumulated depreciation	3,573,790	2,327,885
Balance at December 31	$2,993,229	$1,858,621

Note G – Reinsurance:

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

North East’s principal reinsurance protection is provided through a combined per risk excess of loss treaty.  Prior to 2000, this reinsurance afforded recovery to $1 million in excess of a retention of $50,000.  On January 1, 2000, this retention was increased to $150,000.

Prior to March 1, 2000, the date the Company acquired Mountain Valley, Mountain Valley ceded 100% of its premiums, losses and expenses under a quota share treaty to Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, Inc., (“Trinity Quota Share”). All cessions under the Trinity Quota Share are after the application of all third party reinsurance that Mountain Valley maintains.

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

Accordingly, as of March 1, 2000, Mountain Valley had and will continue to have no net unpaid loss and loss expense reserves for losses incurred before March 1, 2000. Reinsurance recoverables on unpaid loss and loss expenses due under the Trinity Quota Share were $10,723,263 at December 31, 2000.  Mountain Valley is subject to credit risk should Trinity not be able to pay its obligations under the Trinity Quota Share. However, Trinity is presently rated A+ (Superior) by A.M. Best and has $846 million in statutory surplus as regards policyholders as of December 31, 2000. Thus, management believes that such credit risk is not material at this time.

Third party reinsurance for property and casualty losses of Mountain Valley are principally maintained under a combined per risk excess of loss treaty affording recovery to $5 million in excess of a retention of $250,000.

The Insurance Companies also maintain additional reinsurance contracts for boiler and machinery coverages, commercial umbrella and workers’ compensation policies, catastrophe events and for certain risks that it underwrites which it does not believe are appropriate for coverage by its third party treaty reinsurance.

The Insurance Companies evaluate the financial condition of their reinsurers and monitor concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize their exposure to significant losses from reinsurer insolvencies.

As referred to in Note A, Motor Club and Preserver’s operations are presently located in the State of New Jersey, the laws of which require participation in certain reinsurance funds.

Reinsurance recoverable on paid and unpaid loss and loss expenses include amounts recoverable from the Unsatisfied Claim and Judgment Fund (“UCJF”) of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club’s statutory retention limit of $75,000.  Reinsurance recoverable from the UCJF was $7,858,373 and $8,672,127 as of December 31, 2000 and 1999, respectively.

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

Prepaid reinsurance premiums of $4,324,915 and $1,485,450 as of December 31, 2000 and 1999, respectively, are mainly attributable to Preserver’s and Mountain Valley’s workers’ compensation program and excess of loss reinsurance treaties.

The effect of reinsurance on premiums written and earned is as follows:
	2000		1999		1998
	Written	Earned	Written	Earned	Written	Earned
Direct	$100,846,838	$96,615,156	$62,467,203	$64,151,936	$71,399,224	$59,951,837
Assumed	(17,003)	13,380	46,946	14,340	-	-
Ceded	(11,625,394)	(13,161,055)	(8,005,934)	(8,358,946)	(7,096,511)	(6,776,174)
Net	$89,204,441	$83,467,481	$54,508,215	$55,807,330	$64,302,713	$53,175,663

Note H – Note Payable:

On September 14, 1998, the Company entered into a $3 million revolving credit facility with Dresdner Bank (the “Loan”) and drew on the entire amount of the Loan on September 30, 1998. The Loan was repaid in full on December 27, 1999. The weighted-average effective rate of interest on the loan was 7.28% and 7.0625% in 1999 and 1998, respectively. Interest paid on the Loan in 1999 and 1998 was $216,017 and $54,146, respectively.

In connection with the acquisition of Mountain Valley, three of the Company’s directors (the “Ownership Group”), extended unsecured debt financing (“Notes”) in the amount of $11.5 million to finance the transaction and to provide additional working capital to the Company.  The Notes mature on February 28, 2002 and pays interest quarterly at a rate of 10.605%.  The Company is pursuing longer-term financing options to replace the Notes. At the Company’s election, if acceptable financing is not identified by Motor Club during the two-year period, the Notes can be extended for up to five years utilizing successive one-year renewals, in exchange for an increased interest rate on the Notes. Interest paid on the Notes was $914,681 in 2000.

Note I – Convertible Subordinated Debentures:

In connection with its acquisition of North East, on September  23,  1999, the Company issued $10  million of Convertible Subordinated Debentures (“Debentures”),  in one series, under a plan previously approved by its shareholders.

The Debentures are due on September 23, 2009 and bear an interest  rate of 8.44%, which was 2.5% over  the London Interbank Offered Rate, fixed as of September 23, 1999, the date the series was issued.

At each holder’s option, the Debentures are convertible at any time, in whole or in part, into 645,578 of the Company’s common shares ($10 million divided by  130%  of the average trading price of the Company’s common stock over the twenty day period immediately prior to  September 23, 1999 (“Conversion Price”)).  The applicable Conversion Price is $15.49.

The Ownership Group purchased  $9,253,785  of  the  $10  million in Debentures issued.   If the members of the Ownership Group convert those Debentures, their percentage  ownership in the Company’s common stock will substantially   increase.  Based on the Company’s common shares outstanding as of December 31, 2000, the Ownership Group could increase its collective percentage stock ownership from the current 47.1% to 57.7%.

Interest paid on the Debentures was $844,000 and $232,100 in 2000 and 1999, respectively.  The fair value of the Debentures was estimated to be $11,950,282 and $12,648,876 at December 31, 2000 and 1999, respectively.  Fair value for the Debentures are estimated using a model that considers both the debt and equity components of the security.  As to the debt component, fair value was estimated by considering the Debentures estimated credit quality, similar instruments and its remaining average life.  As to the equity component, fair value was estimated using the Black-Scholes option pricing model based on the following assumptions for 2000 and 1999; risk-free interest rate of 5.19% and 6.44%; volatility of 47.6% and 50.5%; and expected life of 9.75 years and 8.75 years.  The Company does not pay a dividend on its common stock.

Note J – Taxes:

(a)         The Company and its subsidiaries (including MCA Insurance Company in Liquidation and its subsidiaries (“MCAIC”), former affiliates) file a consolidated Federal income tax return, and participate in a Tax Sharing Agreement.

Despite being declared insolvent in 1992, MCAIC is  required to continue to be included in the Company’s consolidated tax return filed with the Internal Revenue Service. Since that time, MCAIC has generally continued to generate taxable losses included in the consolidated tax return.

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

In March, 2001, the Company’s management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded.  In addition, deferred tax assets were not recorded that should have been for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income. As a result, the 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported and are discussed in Note V.

At the time of its insolvency, MCAIC realized approximately $150 million in losses, which generated a net operating loss (“NOL”) that could not be utilized at that time by either the Company or MCAIC under applicable IRS regulations and which expire in 2006. Additional net operating losses have been experienced by MCAIC since 1992, some of which were utilized by the Company at a time when it had no tax basis in MCAIC, thus creating a deferred tax liability represented by the $1,917,405  “Excess Loss Account” item (for the year ended December 31, 2000) as shown in the deferred tax reconciliation of this Note.  The $150 million of NOL’s generated in 1992 will likely increase the Company’s excess loss account at the time they expire in 2006.

An excess loss account in a subsidiary generally creates taxable income at the time of the sale, liquidation or other disposition of the subsidiary.

Management expects that the liquidation or other disposition of MCAIC will take place prior to the expiration of these NOL’s in 2006 and  prior to the corresponding increase in the Company’s excess loss account.  As the control of the liquidation process rests with the Insurance Department of the State of Oklahoma (the “Receiver”) and not with management, there is a potential risk that such tax liability could be incurred by the Company after 2006 when the 1992 generated NOL’s will have been converted into the Company’s excess loss account. Management believes it is unlikely that such risk will occur, as the liquidation of MCAIC is probable before the expiration of the NOL.  However, the tax effects of these transactions are subject to the circumstances of the liquidation process itself and tax-planning strategies exist which could mitigate the impact of such a tax exposure.

With respect to the Company’s excess loss account created by the Company’s utilization of MCAIC’s post 1992 NOL’s, these excess losses will likely result in the Company recognizing taxable income in the year MCAIC is liquidated or otherwise disposed of.  The effect of the deferred taxes attributable to such income has been reflected in the Consolidated Financial Statements.

(b)        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2000	1999
		(Restated)
Deferred tax assets:
Net operating loss ("NOL") carryforward	$2,997,500	$2,969,144
Unpaid losses and loss expenses	2,448,971	2,046,251
Unearned premium	3,337,694	2,530,457
Unrealized loss on securities	-	888,230
Minimum pension liability	1,559,138	1,111,120
Alternative minimum tax and general business credit carry-forwards	345,408	300,611
Other deferred tax assets	227,349	313,353
Total deferred tax assets	10,916,060	10,159,166
Deferred tax liabilities:
Deferred acquisition costs	(4,931,893)	(3,590,659)
Excess loss account	(1,917,405)	(910,664)
Unrealized gain on securities	(171,098)	-
Prepaid pension cost	(1,313,026)	(1,181,989)
Other deferred tax liabilities	(169,490)	(223,447)
Total deferred tax liabilities	(8,502,912)	(5,906,759)
Less: valuation allowance for deferred tax assets	(584,442)	(614,856)
Net deferred tax asset	$1,828,706	$3,637,551

The NOL carryforward of $8,816,176 expires beginning in 2009.  The NOL carryforward includes $6,327,667 of NOL’s attributable to North East, which expire in 2014.  Under the prevailing tax laws, these losses must be used to offset taxable income of North East only, are not available to offset taxable income of other operations and are subject to an annual limitation of $587,000.

The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset, including those net deferred tax assets attributable to North East only. The ultimate amounts realized, however, could be reduced if actual amounts of future taxable income differ from projected future taxable income.  A valuation allowance has been provided for NOL’s relating to MCAIC that have not been utilized as well as for capital loss carryforward generated from North East that management believes may not be utilized within the carryforward period.

(c)         The provision for Federal income taxes resulted in effective tax rates that differ from the statutory Federal income tax rates, as follows:
	2000	1999	1998
		(Restated)	(Restated)
Tax provision computed at statutory federal income tax rates	($1,019,890)	($34,730)	($1,944,598)
Goodwill	(28,798)	(7,199)	-
Other	8,930	31,119	3,576
Provision	($1,039,758)	($10,810)	($1,941,022)

(d)        The Consolidated Statements of operations for the years ended December 31, 2000, 1999 and 1998 include state taxes based on insurance premiums of $884,052, $230,606, and $189,346, respectively.

Note K – Shareholders’ Equity:

(a)         The Insurance Companies prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the respective Departments of Insurance in which they are domiciled (“SAP”).

Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.  Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

As a result of PPA reforms in New Jersey, which include a reduction of premium due to a rate rollback, Motor Club’s liabilities for unpaid losses and loss expenses in relation to its statutory surplus are at a level whereby adverse development of claims, particularly as a result of the impact of these reforms, could further reduce its surplus, thus decreasing its risk-based capital ratios, possibly to a level which would require action as prescribed by law.  To date, the New Jersey Department of Banking and Insurance has generally not been responsive to request for rate increases or other regulatory relief based upon the impact of these reforms to companies, nor as noted has it implemented certain key aspects of these reforms which would provide relief to insurers such as Motor Club.

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

(b)        The consolidated financial statements of the Company’s insurance subsidiaries have been prepared in accordance with GAAP, which differ in certain respects from SAP.

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

The consolidated capital and surplus, shareholders’ equity and income of the Insurance Companies on a statutory and GAAP basis were as follows:
	December 31,
	2000	1999
Capital and surplus –
Statutory basis	$39,423,591	$30,211,579
Shareholders’ equity –
GAAP basis	$65,415,583	$47,647,953

	Years ended December 31,
	2000	1999	1998
Net income (loss):
Statutory basis	$(125,807)	$204,073	$(762,471)
GAAP basis	$4,896,742	$1,265,286	$5,157,732

Distribution by the Insurance Companies of the excess of GAAP shareholders’ equity over statutory capital and surplus to the Company is prohibited by law.

Note L – Contingencies:

The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business.  The Company believes that the disposition of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

Note M – Pensions:

(a)         The Company has a non–contributory defined benefit plan (the “Plan”).  Eligible salaried and hourly employees of the Company participate in the Plan after twelve months of continuous employment with the Company when age 21 has been attained.  Retirement benefits are based on each participant’s average compensation and years of service.  Vesting of benefits  begins after five years of service commencing from the minimum age of 21 or date of hire, if later.

The Company’s contributions are designed to fund the Plan’s normal costs on a current basis and to  fund the unfunded prior service costs, including accrued benefits arising from qualifying employee service occurring prior to the establishment of the Plan, over 40 years.

On January 15, 1992, the Company suspended the accrual of benefits arising from participant service.  The Company continues to fund the Plan for benefits earned through January 31, 1992.

The Plan maintained a significant amount of assets in group annuity contracts with Mutual Benefit Life Insurance Company (“Mutual”), which was placed in rehabilitation by the NJ DOBI on July 16, 1991.

In October 1994, MBL Life Assurance Corporate (“MBLLAC”) approved and subsequently paid a “hardship withdrawal” of $2,666,204 (net of an administrative charge of $470,507) to the Plan.

The Plan also received $91,938 and $183,876 in distributions from MBLLAC and Mutual in 1999 and 1998, respectively, under provisions of the Plan of Rehabilitation.

On June 1, 1999, $3,424,869 was received from MBLLAC and an additional $14,670 was received on August 27, 1999.  The restructured contract has how been paid in full and the Plan no longer has any assets with MBLLAC.

(b)        Net periodic pension cost for 2000, 1999 and 1998 included the following components:
	2000	1999	1998
Interest cost	$815,300	$784,400	$813,900
Expected return on plan assets	(1,076,700)	(1,032,700)	(946,800)
Recognized loss	268,700	342,100	312,500
Net periodic cost	$7,300	$93,800	$179,600

Measurement of the Company’s benefit obligation and pension expense as of December 31 of each year used the following assumptions:
	2000	1999	1998
Discount rate	7.50%	7.75%	6.75%
Expected return on plan assets	10.00%	10.00%	10.00%
Rate of compensation increase	N/A	N/A	N/A

(c)         A reconciliation of the changes in the Plan’s benefit obligations and fair value of assets during 2000 and 1999 and a statement of the funded status of the Plan as of December 31 of each year is as follows:
	2000	1999
Change in benefit obligation:
Benefit obligation at January 1	$10,844,900	$11,968,900
Service cost	-	-
Interest Cost	815,300	784,400
Actuarial (gain)/loss	378,300	(886,400)
Benefits paid	(1,033,200)	(1,022,000)
Benefit obligation at December 31	$11,005,300	$10,844,900
Change in plan assets:
Fair value of plan assets at January 1	$11,061,300	$10,618,700
Actual return on plan assets	(19,100)	1,325,700
Employer contribution	384,800	239,900
Benefits paid	(1,033,200)	(1,022,000)
Other	(112,300)	(101,000)
Fair value of plan assets at December 31	$10,281,500	$11,061,300
Funded Status at December 31	$(723,800)	$216,400
Unrecognized loss	4,585,700	3,268,000
Net amount recognized at December 31	$3,861,900	$3,484,400

Following are the amounts recognized in the statement of financial position as of December 31 of each year:
Prepaid benefit cost	$3,861,900	$3,484,400
Accrued benefit liability	(4,585,700)	(3,268,000)
Accumulated other comprehensive income	3,026,600	2,156,900
Deferred tax benefit, as restated	1,559,100	1,111,100
Net amount recognized	$3,861,900	$3,484,400

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

Note N – Post–retirement Benefits:

(a)         The Company currently provides certain life and health benefits to retired employees who had twenty-five or more years of service, subject to certain eligibility restrictions.  These benefits consist of the payment of medical, life and dental premiums for the retired employees.  The Company’s funding policy is to pay for the premiums currently; any future increases in the cost of these benefits will be borne by the retirees and not the Company.

(b)        Net periodic post-retirement benefit cost for 2000, 1999 and 1998 included the following components:
	2000	1999	1998
Service cost	$900	$2,700	$2,500
Interest cost	77,600	30,100	36,000
Amortization of transition obligation	28,000	28,000	28,000
Amortization of net loss	97,100	22,600	21,800
Net post-retirement expense	$203,600	$83,400	$88,300

Measurement of the Company’s benefit obligation and post-retirement benefit expense as of December 31 of each year used the following assumptions:
	2000	1999	1998
Discount Rate	7.50%	7.75%	6.75%
Expected return on assets	N/A	N/A	N/A
Average rate of increase in compensation	N/A	N/A	N/A

(c)         A reconciliation of the changes in the benefit obligations and fair value of assets during 2000 and 1999 and a statement of the funded status as of December 31 of each year is as follows:
	2000	1999
Change in Accumulated Postretirement Benefit Obligation
Benefit Obligation at January 1	$375,300	$502,600
Service Cost	900	2,700
Interest Cost	77,600	30,100
Employee Contributions	52,400	45,700
Benefit Paid	(162,400)	(157,900)
Actuarial (gain) loss	696,900	(47,900)
Benefit Obligation at December 31	$1,040,700	$375,300
Change in Plan Assets
Fair Value of Plan Assets at January 1	$-	$-
Company Contributions	110,000	112,200
Employee Contributions	52,400	45,700
Benefits Paid	(162,400)	(157,900)
Fair Value of Plan Assets at December 31	$-	$-
Funded Status of the Plan
Benefit obligation less than plan assets	($1,040,700)	($375,300)
Unamortized transition obligation	333,000	361,000
Unamortized net loss	786,900	187,100
Net prepaid asset	$79,200	$172,800

The following are the amounts recognized in the statement of financial position as of December 31 of each year:
	2000	1999
Prepaid benefit cost	$79,200	$172,800
Accumulated other comprehensive income	-	-
Net amount recognized	$79,200	$172,800

(d)        It is the policy of the Company that any future increase in life and health care benefits will be borne by the retirees and not the Company; as a result, there will be no increase in either the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit cost related to a 1% increase in the health care trend rate.

Note O – Selected Quarterly Financial Data (Unaudited):

(a)         The Company is restating its tax provision (benefit) and net income for the three month periods in 2000 and 1999. Please refer to Note V for further information.

(b)        Year ended December 31, 2000:
	1st Quarter*	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$19,698,432	$22,453,506	$24,645,495	$23,329,714
Losses and expenses	$19,420,712	$21,460,858	$23,562,625	$22,683,275
Net income	$181,456	$648,573	$707,522	$422,368

* Includes Mountain Valley for one month

Net income per common share:
Basic	$.09	$.31	$.33	$.20
Diluted	$.09	$.28	$.31	$.20

Reconciliation of previously reported to restated net income and per share information:

Net income:
	1st Quarter*	2nd Quarter	3rd Quarter
Previously reported	$249,512	$639,511	$1,544,397
Effect of tax Adjustment	(68,056)	9,062	(836,875)
As restated	$181,456	$648,573	$707,522

Per share information:
Basic:
Previously reported	$0.12	$0.30	$0.73
Effect of tax adjustment	(0.03)	0.01	(0.40)
As restated	$0.09	$0.31	$0.33

Diluted:
Previously reported	$0.12	$0.28	$0.71
Effect of tax adjustment	(0.03)	-	(0.40)
As restated	$0.09	$0.28	$0.31

*Includes Mountain Valley for one month

(c)         Year ended December 31, 1999:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter*
Revenues	$14,314,773	$14,417,053	$14,627,084	$17,708,809
Losses and expenses	$13,106,674	$13,173,443	$15,465,552	$19,219,904
Net income (loss)	$1,080,247	$1,112,000	$(749,734)	$(1,351,177)

* Includes North East and subsidiaries

Net income (loss) per common share:
Basic	$.51	$.53	$(.35)	$(.64)
Diluted	$.51	$.52	$(.35)	$(.64)

Reconciliation of previously reported to restated net income and per share information:

Net income (loss):
	1st Quarter*	2nd Quarter	3rd Quarter	4th Quarter
Previously reported	$985,621	$1,011,433	$129,745	($849,866)
Effect of tax Adjustment	94,626	100,567	(879,479)	(501,311)
As restated	$1,080,247	$1,112,000	($749,734)	($1,351,177)

Per share information:
Basic:
Previously reported	$0.47	$0.48	$0.06	($0.40)
Effect of tax adjustment	0.04	0.05	(0.41)	(0.24)
As restated	$0.51	$0.53	($0.35)	($0.64)

Diluted:
Previously reported	$0.46	$0.48	$0.06	($0.40)
Effect of tax adjustment	0.05	0.04	(0.41)	(0.24)
As restated	$0.51	$0.52	($0.35)	($0.64)

*Includes North East and subsidiaries

Note P – Comprehensive Income:

Comprehensive income consisted of the following:
	2000	1999	1998
		(Restated)	(Restated)
Net income	$1,959,919	$91,336	$3,778,384
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) during period (net of taxes of ($1,122,742), $1,536,862 and ($354,012))	2,047,676	(2,982,797)	687,149
Less: Reclassification adjustment for gains included in net income(net of taxes of $28,203, $12,254 and $9,705)	(54,746)	(23,786)	(18,840)
Net unrealized gains (losses)	1,992,930	(3,006,583)	668,309
Minimum pension liability adjustment (net of ($448,018), $482,970 and ($54,196))	(869,682)	937,530	(105,204)
Other comprehensive income (loss)	1,123,248	(2,069,053)	563,105
Comprehensive income (loss)	$3,083,167	($1,977,717)	$4,341,489

Note Q – Stock Option Plans:

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

Transactions during 1998, 1999 and 2000 relating to the 1987 Option Plan are as follows:
	Number of Shares	Exercise Price per Share	Weighted Average Aggregate Amount
Options outstanding at December 31, 1997	84,000	$10.098	848,250
Options exercised in 1998	(22,000)	$2.625	(57,750)
Options lapsed in 1998	(5,000)	$12.75	(63,750)
Options outstanding at December 31, 1998, 1999 and 2000	57,000	$12.75	$726,750

Transactions during 1998, 1999 and 2000 relating to the 1992 Option Plan are as follows:
	Number of Shares	Exercise Price per Share	Weighted Average Aggregate Amount
Options outstanding at December 31, 1997	3,000	$12.75	$38,250
Options granted in 1998	28,500	$11.75	334,875
Options outstanding at December 31, 1998	31,500	$11.845	373,125
Options granted in 1999	31,000	$12.875	399,125
Options outstanding at December 31, 1999 and 2000	62,500	$12.36	$772,250

There were no transactions during 1999 relating to the 1999 Option Plan. Transactions during 2000 related to the 1999 Option Plan are as follows:
	Number of Shares	Exercise Price per Share	Weighted Average Aggregate Amount
Options outstanding at December 31, 1999	-	$-	$-
Options granted in 2000	36,000	$8.125	292,500
Options outstanding at December 31, 2000	36,000	$8.125	$292,500

The Company has adopted the provision of SFAS No. 123 (“Accounting for Stock-Based Compensation”), which calls for companies to measure employee stock compensation expense based on the fair value method of accounting.  However, as allowed by SFAS No. 123, the Company has elected the continued use of APB Opinion No. 25 (“Accounting for Stock Issued to Employees”), with pro forma disclosures of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

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
Options Outstanding			Options Exercisable
Exercise Price	Options	Average Life(a)	Exercise Price	Options	Average Exercise Price
$8.125	36,000	4.50	$8.125	0	-
$11.750	28,500	2.75	$11.750	14,250	$11.750
$12.750	60,000	1.25	$12.750	45,000	12.750
$12.875	31,000	3.50	$12.875	7,750	12.875
Total	155,500	2.73	$11.520	67,000	$12.550

(a)         Average contractual life remaining years.

Note R – Lease Obligations:

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

Note S – Earnings per Share ("EPS"):

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
	2000	1999	1998
		(Restated)	(Restated)
Numerator for basic earnings per share – net income	$1,959,919	$91,336	$3,778,384
Plus: Interest expense on Debentures, net of tax	557,040	-	-
Numerator for diluted Earnings per share	$2,516,959	$91,336	$3,778,384

Weighted average basic common shares outstanding (denominator)	2,124,387	2,117,912	2,108,722
Shares contingently issuable under Stock Option plans	110	3,785	12,644
Shares contingently issuable under Debentures	645,578	-	-
Average diluted common shares outstanding (denominator)	2,770,075	2,121,697	2,121,366
Net income per common share:
Basic	$.92	$.04	$1.79
Diluted	$.91	$.04	$1.78

Note T – Reportable Segments:

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

Year Ended December 31, 2000	Preserver	Motor Club	North East	Mountain Valley	Total
Insurance premiums	$15,601,866	$36,574,189	$18,310,615	$12,980,811	$83,467,481
Net investment income	1,808,893	2,934,494	1,016,148	542,760	6,302,295
Realized investment gains	10,781	13,764	14,849	43,354	82,748
Other income	-	32,454	-	-	32,454
Total revenues	17,421,540	39,554,901	19,341,612	13,566,925	89,884,978
Loss and loss expenses incurred	8,025,885	27,085,861	11,761,626	8,834,681	55,708,053
Acquisitions costs and other operating expenses	4,694,870	12,200,930	6,684,225	5,503,983	29,084,008
Total expenses	12,720,755	39,286,791	18,445,851	14,338,664	84,792,061
Income (loss) before Federal income taxes	$4,700,785	$268,110	$895,761	$(771,739)	$5,092,917
Other corporate, net					212,637
Interest expense					(1,867,085)
Merger-related expenses					(354,097)
Amortization of goodwill					(84,695)
Income tax expense					(1,039,758)
Net income					$1,959,919

Year Ended December 31, 1999	Preserver	Motor Club	North East	Mountain Valley	Total
Insurance premiums	$13,819,638	$37,802,937	$4,184,755	$-	$55,807,330
Net investment income	1,554,266	3,119,752	246,204	-	4,920,222
Realized investment gains	4,917	(260)	31,382	-	36,039
Total revenues	15,378,821	40,922,429	4,462,341	-	60,763,591
Loss and loss expenses incurred	9,214,764	29,043,044	2,373,245	-	40,631,053
Acquisitions costs and other operating expenses	4,066,894	12,882,192	1,838,804	-	18,787,890
Total expenses	13,281,658	41,925,236	4,212,049	-	59,418,943
Income (loss) before Federal income taxes	$2,097,163	$(1,002,807)	$250,292	$-	$1,344,648
Other corporate, net					26,789
Interest expense					(448,117)
Merger-related expenses					(800,000)
Amortization of goodwill					(21,174)
Income tax expense					(10,810)
Net income					$91,336

Year Ended December 31, 1998	Preserver	Motor Club	North East	Mountain Valley	Total
Insurance premiums	$13,303,402	$39,872,261	$-	$-	$53,175,663
Net investment income	1,249,505	2,852,673	-	-	4,102,178
Realized investment gains	12,635	15,988	-	-	28,623
Total revenues	14,565,542	42,740,922	-	-	57,306,464
Loss and loss expenses incurred	7,923,218	28,556,373	-	-	36,479,591
Acquisitions costs and other operating expenses	4,468,622	11,200,514	-	-	15,669,136
Total expenses	12,391,840	39,756,887	-	-	52,148,727
Income before Federal income taxes	$2,173,702	$2,984,035	$-	$-	$5,157,737
Other corporate, net					615,815
Interest expense					(54,146)
Income tax expense					(1,941,022)
Net income					$3,778,384

Note U – Related Party Transactions:

The Ownership Group owns 47.1% of the outstanding common stock of the Company at December 31, 2000.  The Company paid directors fees’ of $192,500 in 2000 and $180,000 during 1999 and  1998 to the Ownership Group.

As noted, the Ownership Group’s participation in the Debentures could potentially increase their share ownership of the Company from its present 47.1% to 57.7%.  During 2000 and 1999, the Ownership Group received $776,680 and $214,780 in interest payments on the Debentures, respectively, and $914,681 in interest payments on the Notes in 2000.  See Notes H and I for further information on the Notes and Debentures, respectively.

Note V – Restatement:

In March 2001, the Company’s management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded.  These tax matters, which are discussed in Note J, relate to the tax effects of temporary differences arising from a subsidiary that was de-consolidated for financial reporting purposes due to its insolvency in 1992.

As a result, the 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported. In addition, retained earnings and thus shareholders’ equity at December 31, 1997 was reduced by $126,303, representing the cumulative effect from revising the tax accrual on prior periods’ results of operations after Federal income taxes.  In connection with this adjustment, goodwill arising from the acquisitions of North East in 1999 was increased by $152,047.

Finally, deferred tax assets were not recorded for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income. Shareholders’ equity at December 31, 1997 increased by $1,539,894, representing the cumulative effect on prior periods’ results of revising the tax accrual.

The net effect of these prior period adjustments increased shareholders’ equity by $1,413,591 at December 31, 1997.

These tax matters have no impact on the operations, cash flow or capital and surplus of the Company’s active insurance subsidiaries or on consolidated income before Federal income taxes for the periods presented.  The effects of these tax items on the accompanying financial statements are set forth below, nor is the Company subject to penalties and interest on the recording of the deferred tax liabilities.
	Consolidated Balance Sheet As of December 31, 1999
	As previously Reported	As Restated
ASSETS
Investments:
Fixed maturity securities	$78,242,322	$78,242,322
Equity securities	57,053	57,053
Mortgage loans on real estate	153,616	153,616
Short-term investments	8,528,858	8,528,858
Total investments	86,981,849	86,981,849
Cash and cash equivalents	443,733	443,733
Premiums receivable	27,132,246	27,132,246
Reinsurance recoverable	21,163,574	21,163,574
Notes and accounts receivable	212,598	212,598
Deferred policy acquisition costs	10,560,763	10,560,763
Fixed assets	1,858,621	1,858,621
Federal income tax recoverable	54,026	47,100
Prepaid reinsurance premiums	1,485,450	1,485,450
Deferred tax asset	4,128,766	3,637,551
Goodwill	1,745,848	1,593,801
Other assets	1,470,744	1,470,744
Total Assets	$157,238,218	$156,588,030

	Consolidated Balance Sheet As of December 31, 1999
	As previously Reported	As Restated
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities and Shareholders’ Equity:
Losses and loss expenses	$70,983,383	$70,983,383
Unearned premiums	38,698,028	38,698,028
Commissions payable	2,802,516	2,802,516
Accounts payable	1,397,263	1,397,263
Accrued expenses	3,112,157	3,112,157
Drafts outstanding	2,685,423	2,685,423
Convertible subordinated debentures	10,000,000	10,000,000
Total liabilities	129,678,770	129,678,770
Shareholders' Equity:
Common Stock	1,062,194	1,062,194
Paid in capital	2,066,089	2,066,089
Accumulated other comprehensive income	(5,036,515)	(3,897,396)
Retained earnings	29,467,680	27,678,373
Total Shareholders' Equity	27,559,448	26,909,260
Total Liabilities and Shareholders' Equity	$157,238,218	$156,588,030

	Consolidated Income Statements for the Years Ended December 31,
	1999		1998
	As Previously Reported	As Restated	As Previously Reported	As Restated
Income before Federal income taxes	$102,146	$102,146	$5,719,406	$5,719,406
Benefit (provision) for Federal income taxes: current	21,865	28,331	(193,121)	(179,661)
deferred	1,152,922	(39,141)	(1,270,494)	(1,761,361)
Total Federal Income tax	1,174,787	(10,810)	(1,463,615)	(1,941,022)
Net income	$1,276,933	$91,336	$4,255,791	$3,778,384
Net income per common share:
Basic	$.60	$.04	$2.02	$1.79
Diluted	$.60	$.04	$2.01	$1.78

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
SCHEDULE I.  SUMMARY OF INVESTMENTS–
OTHER THAN INVESTMENTS IN RELATED PARTIES
at December 31, 2000

Column A	Column B	Column C	Column D
Type of investment	Cost(a)	Market	Amount at which shown in the balance sheet

Fixed maturity securities available-for-sale:
United States Government and government agencies and authorities	$48,126,796	$49,144,815	$49,144,815
Industrial and miscellaneous	45,201,651	44,812,674	44,812,674
Public utilities	4,242,647	4,116,835	4,116,835
Total fixed maturities	97,571,094		98,074,324
Equity securities:
Common stock	34,659	47,604	47,604
Mortgage loans on real estate	110,160		110,160
Short-term investments, available-for-sale	6,760,341	6,760,341	6,760,341
Total investments	$104,476,254		$104,992,429

Note: (a)   Represents original cost of investments reduced by repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
SCHEDULE II. CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	2000	1999
		(Restated)
Assets:
Investments in subsidiaries	$62,642,578	46,399,026
Insurance premiums receivable	24,608,881	18,896,067
Deferred tax asset	354,887	1,274,804
Other assets	4,865,594	3,506,906
Total assets	$92,471,940	$70,076,803
Liabilities and shareholders’ equity:
Payable to subsidiaries	$32,651,439	$28,276,495
Convertible subordinated debentures	10,000,000	10,000,000
Note payable	11,500,000	-
Other liabilities	8,264,570	4,891,048
Total liabilities	62,416,009	43,167,543
Shareholders’ equity	30,055,931	26,909,260
Total liabilities and shareholders’ equity	$92,471,940	$70,076,803

Notes to Schedule

The Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries are incorporated by reference to this schedule.

The Statements of Shareholders’ Equity are the same as those presented for Motor Club of America and Subsidiaries.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2000	1999	1998
		(Restated)	(Restated)
Revenues:
Membership servicing fees	$112,905	$118,924	$133,531
Interest on mortgage loans	12,255	16,974	35,251
Other income	117,009	168,222	204,640
Total revenues	242,169	304,120	373,422
Expenses:
Merger expenses	354,097	800,000	-
Interest expense	1,867,085	448,117	60,389
Amortization of goodwill	84,695	21,174	-
General and administrative, expenses(1)	17,383	277,340	(248,636)
Total expenses	2,323,260	1,546,631	(188,247)
Income (loss) before Federal income taxes	(2,081,091)	(1,242,511)	561,669
Benefit (provision) for Federal income taxes:
current	(44,797)	28,331	1,384,611
deferred	(994,961)	40,230	(1,761,361)
Total Federal income tax	(1,039,758)	68,561	(376,750)
Income (loss) before item shown below	(3,120,849)	(1,173,950)	184,919
Equity in net income of subsidiaries	5,080,768	1,265,286	3,593,465
Net income	$1,959,919	$91,336	$3,778,384

(1)         Amount is net of $316,814 (2000), $285,762 (1999) and $296,810 (1998) of management fees charged to subsidiaries.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2000	1999	1998
		(Restated)	(Restated)
Net income	$1,959,919	$91,336	$3,778,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	645,963	499,503	426,703
Deferred tax provision (benefit)	994,961	(40,230)	1,761,361
Changes in assets and liabilities excluding effects of acquisitions:
Premiums receivable	(5,712,814)	691,841	(12,221,216)
Investments in subsidiaries	(6,602,421)	340,204	(10,818,776)
Other assets	(148,204)	(7,716)	125,831
Other liabilities	2,044,745	1,065,629	451,011
Payable to subsidiaries	4,374,944	1,778,038	11,857,053
Net cash provided by (utilized in) operating activities	(2,442,907)	4,418,605	(4,639,649)
Investing activities:
Proceeds from:
Disposal of short-term investments	14,935,000	-	28,900,000
Payments received on mortgage loan principal	43,456	207,422	161,517
Purchase of:
Short-term investments	(14,935,000)	-	(25,750,000)
Fixed assets	(1,600,549)	(454,875)	(491,088)
Mountain Valley (2000) and North East (1999)	(7,500,000)	(10,409,682)	-
Net cash provided by (utilized in) investing activities	(9,057,093)	(10,657,135)	2,820,429
Financing activities:
Convertible subordinated debentures	-	10,000,000	-
Note payable	11,500,000	(3,000,000)	3,000,000
Capital contribution to Subsidiary	-	(2,000,000)	-
Common stock issued	-	-	57,750
Net cash provided by financing activities	11,500,000	5,000,000	3,057,750
Increase (decrease) in cash and cash equivalents	-	(1,238,530)	1,238,530
Cash and cash equivalents at beginning of year	-	1,238,530	-
Cash and cash equivalent at end of year	$-	$-	$1,238,530

Supplemental Disclosures of Cash Flow Information

(1)         Total interest paid was $1,753,604 (2000), $448,782 (1999) and $60,389 (1998)

(2)         Total federal income taxes paid was $0 (2000 and 1999) and $212,738 (1998).

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
SCHEDULE IV.  REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to other Companies	Assumed from other Companies	Net Amount	% of Amount Assumed to Net
December 31, 2000:
Total property and casualty insurance premiums earned	$96,615,156	$13,161,055	$13,380	$83,467,481	0.02%
December 31, 1999:
Total property and casualty insurance premiums earned	$64,151,936	$8,358,946	$14,340	$55,807,330	0.03%
December 31, 1998:
Total property and casualty insurance premiums earned	$59,951,837	$6,776,174	$-	$53,175,663	0.00%

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
SCHEDULE V. VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
Allowance for doubtful receivables:
December 31, 2000	$68,091	$-	$-	$-	$68,091
December 31, 1999	$68,091	$-	$-	$-	$68,091
December 31, 1998	$68,091	$-	$-	$-	$68,091

Valuation allowance for deferred taxes:
December 31, 2000	$267,032	$-	$-	$117,116	$149,916
December 31, 1999	$95,230	$171,802	$-	$-	$267,032
December 31, 1998	$1,916,202	$-	$-	$1,820,972	$95,230

MOTOR CLUB OF AMERICA AND SUBSIDIARIES
SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
For the years ended December 31, 2000, 1999 and 1998

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income(a)	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premium Written
							(1) Current Year	(2) Prior Years
Year ended December 31, 2000	$14,505,569	$90,392,486	–	$53,409,659	$83,467,481	$6,302,094	$55,542,028	$166,024	$25,135,714	$48,041,958	$89,204,441
Year ended December 31, 1999	$10,560,763	$70,983,383	–	$38,698,028	$55,807,330	$4,920,229	$37,271,781	$3,359,272	$14,305,501	$36,735,862	$54,508,215
Year endedDecember 31, 1998	$8,708,329	$58,335,143	–	$30,733,144	$53,175,663	$4,102,255	$32,598,287	$3,881,304	$13,375,221	$29,548,773	$64,302,713

Note:  (a)  Excludes non–insurance subsidiaries' investment income and realized investment gains.