Form 10-Q
period 2001-06-30
MOTOR CLUB OF AMERICA
filed 2001-08-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.

June 30, 2001	0-671

PRESERVER GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-0747730

(State of Incorporation)	(I.R.S. Employer Identification No.)

95 Route 17 South, Paramus, New Jersey 07653

(Address of principal executive offices) Zip Code

             Registrant's telephone number, including area code (201) 291-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒.      No ☐.

2,124,387 shares of Common Stock were outstanding as of August 10, 2001.

PRESERVER GROUP, INC.
FORM 10-Q
JUNE 30, 2001

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

PRESERVER GROUP, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2001	2000

ASSETS
Investments	$100,345,993	$104,992,429
Cash and cash equivalents	7,025,285	3,607,076
Premiums receivable	49,170,283	39,749,090
Reinsurance recoverable on paid & unpaid losses and loss expenses	35,293,717	32,883,564
Notes and accounts receivable	319,681	124,111
Deferred policy acquisition costs	19,131,839	14,505,569
Fixed assets - at cost, less accumulated depreciation	3,129,859	2,993,229
Prepaid reinsurance premiums	4,187,739	4,324,915
Federal income tax recoverable	12,413	12,413
Deferred tax asset	1,609,415	1,828,706
Goodwill, less accumulated amortization	1,466,804	1,509,152
Other assets	2,933,850	2,358,988

Total Assets	$224,626,878	$208,889,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses	$95,854,559	$90,392,486
Unearned premiums	63,900,065	53,409,659
Other liabilities	12,956,768	13,594,670
Convertible subordinated debentures	10,000,000	10,000,000
Notes payable	11,500,000	11,500,000

Total Liabilities	194,211,392	178,896,815

Shareholders' Equity:
Common stock, par value $.50 per share (Authorized - 10,000,000 shares; issued and outstanding - 2,124,387 2001 and 2000)	1,062,194	1,062,194
Paid in additional capital	2,066,089	2,066,089
Accumulated other comprehensive loss	(2,244,702)	(2,774,148)
Retained earnings	29,531,905	29,638,292

Total Shareholders' Equity	30,415,486	29,992,427

Total Liabilities and Shareholders' Equity	$224,626,878	$208,889,242

(Financial statements should be read in
conjunction with the accompanying notes)

PRESERVER GROUP, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

		(Restated)		(Restated)
Revenues:
Insurance premiums (net of premiums ceded totaling $7,283,244, $9,340,353, $3,797,076 and $6,989,835)	$45,100,053	$39,067,248	$23,177,839	$20,807,821
Net investment income	3,322,845	2,977,990	1,667,409	1,578,704
Realized gains on sales of investments	220,479	4,524	218,955	4,524
Other revenues	62,793	102,176	40,799	62,457

Total revenues	48,706,170	42,151,938	25,105,002	22,453,506

Losses and Expenses:
Insurance losses and loss expenses incurred (net of reinsurance recoveries totaling $8,156,829, $8,142,651, $3,458,418 and $5,457,950)	33,469,760	26,095,143	16,995,380	13,613,138
Amortization of deferred policy acquisition costs	12,345,551	11,116,776	6,449,930	5,920,892
Other operating expenses	1,977,915	2,786,293	998,045	1,388,251
Interest expense	1,031,788	841,010	515,894	517,403
Amortization of goodwill	42,348	42,348	21,174	21,174

Total losses and expenses	48,867,362	40,881,570	24,980,423	21,460,858

Income (loss) before Federal income taxes	(161,192)	1,270,368	124,579	992,648
Provision (benefit) for Federal income taxes	(54,805)	440,339	44,731	344,075

Net income (loss)	$(106,387)	$830,029	$79,848	$648,573

Net income (loss) per common share:
Basic	$(0.05)	$0.40	$0.04	$0.31

Diluted	$(0.05)	$0.37	$0.04	$0.28

Weighted average common and potential common shares outstanding:
Basic	2,124,387	2,124,387	2,124,387	2,124,387

Diluted	2,124,387	2,124,387	2,124,387	2,769,965

(Financial statements should be read in
conjunction with the accompanying notes)

PRESERVER GROUP, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended

	June 30,2001	June 30, 2000

		(Restated)
Operating activities:
Net income (loss)	$(106,387)	$830,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	588,756	419,790
Gain on sale of investments	(220,479)	(4,524)
Changes in:
Deferred policy acquisition costs	(4,626,270)	(571,500)
Premiums receivable	(9,421,193)	1,283,188
Notes and accounts receivable	(195,570)	(82,432)
Other assets	(577,487)	(61,691)
Losses and loss expenses	5,462,073	3,481,196
Unearned premiums	10,490,406	(702,575)
Federal income tax – current	-	21,979
Federal income tax – deferred	(54,805)	478,254
Other liabilities	(637,902)	(1,810,721)
Reinsurance recoverable on paid and unpaid losses	(2,410,153)	457,954
Prepaid reinsurance premium	137,176	949,295

Net cash provided by (used in) operating activities	(1,571,835)	$4,688,242
Investing activities:
Investments purchased	(40,067,529)	(68,671,834)
Fixed assets purchased	(616,065)	(991,811)
Acquisition of Mountain Valley, net of cash acquired	-	(3,962,753)
Proceeds from sales and maturities of investments	45,673,638	58,481,305

Net cash provided by (used in) investing activities	4,990,044	(15,145,093)
Financing activities:
Proceeds from notes payable	-	11,500,000

Net cash provided by financing activities	-	11,500,000
Net increase in cash and cash equivalents	3,418,209	1,043,149
Cash and cash equivalents at beginning of period	3,607,076	443,733

Cash and cash equivalents at end of period	$7,025,285	$1,486,882

Supplemental Disclosures of Cash Flow Information

(1)	Total interest paid was $837,017 (2001) and $717,720 (2000).
(2)	Total Federal income taxes paid was $0 in 2001 and 2000, respectively.
(3)	The Company purchased all of the common stock of Mountain Valley in 2000. Cash acquired in connection with the purchase of Mountain Valley was $3,537,247. In conjunction with the acquisition, liabilities were assumed as follows:

2000

Fair value of assets acquired	$14,944,762
Cash paid for the capital stock	7,500,000
Equity paid for the capital stock	-

Liabilities assumed	$7,444,762

Non Cash Investing Activities:
Invested assets and shareholders' equity increased by $529,446 in 2001 and decreased by $48,812 in 2000, as a result of changes in market value, net of taxes, pertaining to the Registrant's application of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

(Financial statements should be read in
conjunction with the accompanying notes)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

		(Restated)		(Restated)

Net income (loss)	$(106,387)	$830,029	$79,848	$648,573
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) during the period (net of taxes of $274,096, $1,863, $382,936 and $31,354)	674,962	(45,826)	(570,409)	(4,403)
Less: reclassification adjustment for gains included in earnings	(145,516)	(2,986)	(144,510)	(2,986)

Other comprehensive income (loss)	529,446	(48,812)	(714,919)	(7,389)

Comprehensive income (loss)	$423,059	$781,217	($635,071)	$641,184

(Financial statements should be read in
conjunction with the accompanying notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Preparation and Presentation

             The accompanying condensed consolidated financial statements of Preserver Group, Inc. (the "Company") include its accounts and those of its directly or indirectly wholly-owned subsidiary companies, and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows, in accordance with generally accepted accounting principles.  On July 1, 2001, the Company changed its name from Motor Club of America to Preserver Group, Inc., after shareholder approval at the Company’s Annual Meeting of Shareholders on June 6, 2001.  The Company changed its stock symbol, from “MOTR” to “PRES”, on that date as well.

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

             The Company’s insurance subsidiaries, Preserver Insurance Company (“Preserver”), Mountain Valley Indemnity Company (“Mountain Valley”), North East Insurance Company (“North East”), its subsidiary American Colonial Insurance Company (“American Colonial”) and Motor Club of America Insurance Company (“Motor Club”), are collectively referred to as the “Insurance Companies”.  Preserver and Mountain Valley are also collectively known as the Preserver Insurance Group.

             All material intercompany items and transactions have been eliminated in consolidation.  Certain amounts in prior years have been reclassified to conform to the current presentation.

             These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Company's 2000 Annual Report on Form 10–K.  The second quarter and six months 2000 financial statements have been restated from amounts previously reported for certain tax benefits that should not have been recognized and certain deferred tax liabilities that had not been recorded.  The principal effects of these items on the accompanying financial statements are presented in Note O and V in the Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report on Form 10-K.

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

             In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the purchase method of accounting to be used for all future business combinations and contains provisions for the accounting for goodwill and intangible assets.  SFAS No. 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment.

             At June 30, 2001, the Company has unamortized goodwill in the amount of $1,467,000 which will be subject to transition provisions of SFAS No. 141 and 142.  Amortization expense related to goodwill was $42,000 for both the six month periods ended June 30, 2001 and 2000.  The Company has not yet determined an estimate of the impact of adopting SFAS No. 141 and 142 on its financial statements at the date of this report.

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

             The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summary financial information about the Company’s operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expense related to the respective segment’s operations. These amounts include realized gains (losses) where applicable. Assets are not allocated to the individual segments, and are reviewed in total by management for purposes of decision making. The Company operates only in the United States, and no single customer or agent provides ten percent or more of revenues. Financial data by segment for the six months ended June 30, 2001 and 2000 are as follows:

		Mountain	North	Motor
Six months ended June 30, 2001	Preserver	Valley	East	Club	Total

Insurance premiums	$8,810,363	$8,428,123	$8,757,357	$19,104,210	$45,100,053
Net investment income	1,038,291	317,345	521,073	1,436,229	3,312,938
Realized investment gains (losses)	-	174,664	47,120	(1,305)	220,479

Total revenues	9,848,654	8,920,132	9,325,550	20,539,134	48,633,470

Loss and loss expenses incurred	5,292,797	6,695,397	6,220,805	15,260,761	33,469,760
Acquisitions costs and other operating expenses	2,622,403	2,649,571	3,404,484	5,864,941	14,541,399

Total expenses	7,915,200	9,344,968	9,625,289	21,125,702	48,011,159

Income (loss) before Federal income taxes	$1,933,454	$(424,836)	$(299,739)	$(586,568)	622,311
Other corporate, net					290,633
Interest expense					(1,031,788)
Merger-related expenses					-
Amortization of goodwill					(42,348)
Income tax benefit					54,805

Net loss					$(106,387)

(Restated)		Mountain	North	Motor
Six months ended June 30, 2000	Preserver	Valley	East	Club	Total

Insurance premiums	$7,503,235	$5,379,870	$8,924,393	$17,259,750	$39,067,248
Net investment income	841,821	130,084	474,306	1,485,049	2,931,260
Realized investment gains	4,524	-	-	-	4,524
Other income	-	-	-	32,454	32,454

Total revenues	8,349,580	5,509,954	9,398,699	18,777,253	42,035,486

Loss and loss expenses incurred	4,042,552	3,496,916	6,527,875	12,027,800	26,095,143
Acquisitions costs and other operating expenses	2,168,517	1,904,601	2,856,009	6,770,142	13,699,269

Total expenses	6,211,069	5,401,517	9,383,884	18,797,942	39,794,412

Income (loss) before Federalincome taxes	$2,138,511	$108,437	$14,815	$(20,689)	2,241,074
Other corporate, net					266,749
Interest expense					(841,010)
Merger-related expenses					(354,097)
Amortization of goodwill					(42,348)
Income tax expense					(440,339)

Net income					$830,029

             Financial data by segment for the three months ended June 30, 2001 and 2000 are as follows:

		Mountain	North	Motor
Three months ended June 30, 2001	Preserver	Valley	East	Club	Total

Insurance premiums	$4,581,720	$4,267,315	$4,407,783	$9,921,021	$23,177,839
Net investment income	535,591	169,340	255,488	698,888	1,659,307
Realized investment gains (losses)	-	174,664	45,596	(1,305)	218,955
Other income	-	-	-	-	-

Total revenues	5,117,311	4,611,319	4,708,867	10,618,604	25,056,101

Loss and loss expenses incurred	2,111,521	3,906,556	2,928,256	8,049,047	16,995,380
Acquisitions costs and other operating expenses	1,391,465	1,246,016	1,920,917	3,009,381	7,567,779

Total expenses	3,502,986	5,152,572	4,849,173	11,058,428	24,563,159

Income (loss) before Federal income taxes	$1,614,325	$(541,253)	$(140,306)	$(439,824)	492,942
Other corporate, net					168,705
Interest expense					(515,894)
Merger-related expenses					-
Amortization of goodwill					(21,174)
Income tax expense					(44,731)

Net income					$79,848

(Restated)		Mountain	North	Motor
Three months ended June 30, 2000	Preserver	Valley	East	Club	Total

Insurance premiums	$3,731,946	$3,948,924	$4,595,180	$8,531,771	$20,807,821
Net investment income	481,867	94,207	240,041	728,297	1,544,412
Realized investment gains	4,524	-	-	-	4,524
Other income	-	-	-	32,454	32,454

Total revenues	4,218,337	4,043,131	4,835,221	9,292,522	22,389,211

Loss and loss expenses incurred	1,976,922	2,501,804	3,157,269	5,977,143	13,613,138
Acquisitions costs and other operating expenses	1,114,397	1,411,485	1,470,597	3,352,210	7,348,689

Total expenses	3,091,319	3,913,289	4,627,866	9,329,353	20,961,827

Income (loss) before Federal income taxes	$1,127,018	$129,842	$207,355	$(36,831)	1,427,384
Other corporate, net					143,841
Interest expense					(517,403)
Merger-related expenses					(40,000)
Amortization of goodwill					(21,174)
Income tax expense					(344,075)

Net income					$648,573

5.          New Statutory Accounting Principles

             The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001.  The codification principles are intended to provide a basis of accounting recognized and adhered to in the absence of, conflict with, or silence of, state statutes and regulations.  The impact of the codified principles on the statutory capital and surplus of the individual Insurance Company subsidiaries ranges from 0% to increases of 10% of statutory capital and surplus and, on a consolidated basis, increases statutory capital and surplus by approximately 8%.

6.          New Jersey Private Passenger Automobile Insurance

             The Motor Club unit is capitalized separate and apart from the Preserver Insurance Group and all other subsidiaries, and writes only personal automobile insurance in New Jersey.  No other subsidiary writes such business.

             On April 30, 2001, Motor Club filed for relief with the New Jersey Department of Banking and Insurance (“NJ DOBI”) from the take-all comers laws in New Jersey personal automobile insurance.  That separate subsidiary’s premium to surplus ratio was 3.18 to 1 for the twelve months ended December 31, 2000, thereby qualifying it for such relief under New Jersey laws, and subsequently increased to 3.45 to 1 for the twelve months ended March 31, 2001.

             On May 15, 2001, the Company was advised by the NJ DOBI that its application for relief had been denied.  Motor Club requested reconsideration of the decision, based on what it viewed as an incomplete evaluation of the facts and circumstances regarding its application by the NJ DOBI, including Motor Club’s first quarter results.

             On July 18, 2001, Motor Club was granted certain relief by the NJ DOBI with regard to its private passenger automobile operations, which is designed to improve Motor Club's deteriorating financial condition. Motor Club's premium to surplus ratio no longer meets industry standards, its share of urban enterprise zone ("UEZ") business (where it writes double its required amount) is disproportionately high, and A.M. Best recently downgraded Motor Club. The relief includes the immediate cessation of accepting new business in UEZ's, the non-renewal of a number of UEZ risks and relief from assigned risk business. For the twelve months ended June 30, 2001, Motor Club’s premium to surplus ratio increased to 4.05 to 1.

7.          Restatement

             The Company has restated its tax provision for the three and six months ended June 30, 2000.  Please refer to Note O and V in the Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report on Form 10-K.  The reconciliation of previously reported to restated net income and per share information for the three and six months ended June 30, 2000 is as follows:

	Period Ended June 30, 2000
	Three Months	Six Months

Net income:
Previously reported	$639,511	$889,023
Effect of tax adjustment	9,062	(58,994)

As restated	$648,573	$830,029

Per share information:
Basic:
Previously reported	$0.30	$0.42
Effect of tax adjustment	0.01	(0.02)

As restated	$0.31	$0.40

Diluted:
Previously reported	$0.28	$0.40
Effect of tax adjustment	-	(0.03)

As restated	$0.28	$0.37

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

             On July 1, 2001, we changed the name of the Company to Preserver Group, Inc., after approval by our shareholders at our annual meeting on June 6, 2001.  We own and operate five regionally focused property and casualty insurance companies, including companies that specialize in small and mid-sized commercial insurance through the Preserver Insurance Group.

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

             Motor Club writes private passenger automobile insurance (“PPA”) in New Jersey and is rated B (Fair) by Best. On July 18, 2001, Motor Club’s received certain relief from its New Jersey’s PPA requirements.  North East writes PPA and small commercial lines insurance in the State of Maine and is rated B (Fair) by Best.

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

             Mountain Valley was acquired on March 1, 2000; North East was acquired on September 24, 1999. We believe that these acquisitions establish us as a regional commercial lines company in the New England and Mid-Atlantic regions. As evidence of this, only 42% of our consolidated revenues emanated from NJ PPA in 2001. This percentage is expected to decline in the future.

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

Results of Operations

             The Company's book value decreased to $14.32 per share at June 30, 2001 from $14.62 per share at March 31, 2001.  Book value was $14.12 per share at December 31, 2000.  The sources of the net decrease in the three months ended June 30 were a decrease of $725,000 or $0.34 (net of deferred taxes) for unrealized gains on fixed maturity investments, offset by the net income of $.04 per share.

             Significantly lower income before Federal income taxes from the Insurance Companies as a result of higher loss ratios, combined with higher interest expense (in the six-month period) reduced earnings in 2001 as compared to the same periods in 2000.

             Income before Federal income taxes from the Insurance Companies was $493,000 in the three months ended June 30, 2001 as compared to $1,427,000 in the same period in 2000; loss ratio was 73.3% in 2001 as compared to 65.4% in 2000. The increased loss ratio was due to an involuntary increase in writings of unprofitable business by Motor Club, the continuing impact of NJ PPA reforms on that segment, and in the second quarter, a significantly higher loss ratio in the Mountain Valley segment as a result of a number of severe losses. This offset continuing excellent results in Preserver in the 2001 second quarter.

             Income before Federal income taxes from the Insurance Companies was $622,000 in the six months ended June 30, 2001 as compared to $2,241,000 in the same period in 2000; loss ratio was 74.2% in 2001 as compared to 66.8% in 2000. The increased loss ratio was principally due to the aforementioned issues impacting the Motor Club segment, and higher year to date loss ratios in the other segments, particularly the Preserver (in the first quarter) and Mountain Valley (in the second quarter) segments, as a result of a number of severe losses.

Segments

             We are organized into four segments – Preserver, Mountain Valley, North East and Motor Club, along with a corporate segment.

Preserver

             The following table summarizes the income before Federal income taxes for this segment, before the effects of the intercompany pooling agreement with Mountain Valley:

	For the six months		For the three months		Percent change in the period
	ended June 30,		ended June 30,		ended June 30, 2001 vs. 2000

	2001	2000	2001	2000	Six months	Three months

Insurance premiums	$8,810,363	$7,503,235	$4,581,720	$3,731,946	17.4%	22.8%
Net investment income	1,038,291	841,821	535,591	481,867	23.3%	11.1%
Realized investment gains	-	4,524	-	4,524	-100.0%	-100.0%

Total revenue	9,848,654	8,349,580	5,117,311	4,218,337	18.0%	21.3%

Loss & loss expenses incurred	5,292,797	4,042,552	2,111,521	1,976,922	30.9%	6.8%
Acquisition & operating expenses	2,622,403	2,168,517	1,391,465	1,114,397	20.9%	24.9%

Total expenses	7,915,200	6,211,069	3,502,986	3,091,319	27.4%	13.3%

Income before FIT	$1,933,454	$2,138,511	$1,614,325	$1,127,018	-9.6%	43.2%

             Strong premium growth and low loss ratios resulted in sharply higher second quarter 2001 results as compared to 2000.  The excellent premium growth year to date was offset by higher loss ratios, resulting in somewhat lower income before tax comparisons in the six month period. The following table presents the underwriting ratios for this segment for each of the six months ended June 30:

	For the six months		For the three months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

Loss ratio	60.1%	53.9%	46.1%	53.0%
Expense ratio	29.8%	28.9%	30.4%	29.9%

Combined ratio	89.8%	82.8%	76.5%	82.7%

             The growth in insurance premiums in the three and six month periods was led by Preserver’s Commercial Lines business, which grew 32% and 25% in those periods, respectively, in 2001 as compared to 2000, consistent with our overall growth strategy. Commercial lines policy count grew 11%, and the average premium continued to increase as Preserver wrote larger accounts by virtue of its higher Best rating, complete product line offering and competitive pricing. In addition, Preserver was able to increase premiums on certain renewed accounts, as market circumstances were more favorable to do so. We anticipate that such premium increases will continue to be available to Preserver on a selective basis in 2001, without adversely impacting retention.

             The 5% increase in Preserver’s Personal Property insurance premiums reflects modest amounts of new business written, along with adjustments in the values of properties insured, offset by a 4% decline in policy count as compared to 2000.

             Net investment income in 2001 reflects the strong operations and the $3 million surplus contribution we made in March 2000.  Invested assets continued to grow strongly, reflecting the growth in premium, increasing by approximately $1,635,000 or 5% in 2001 as compared to 2000.

             The increase in losses and LAE incurred largely reflects the growth of Preserver’s operations.   Most of the changes in Preserver’s net loss ratios in recent years (including the first six months of 2001) have been caused by fluctuations in recoveries from its reinsurance coverage. Preserver’s direct loss ratios have generally steadily improved in recent years as its book matures, retentions improve and pricing in Commercial Lines becomes more favorable.  The following table depicts direct and net loss ratios in 2001 and 2000:

	2001	2000

Direct loss ratio	57.4%	57.6%
Ceded loss ratio	47.5%	72.7%

Net loss ratio	60.1%	53.9%

             Given the relatively small size of the Preserver book of business, a limited number of severe losses can cause relatively wide fluctuations in Preserver’s net loss ratio results, depending on whether these losses were severe enough to generate a reinsurance recovery. This occurred in the 2001 first quarter.  There have been no trends or indications in the last three years that Preserver’s reinsurance programs have been ineffective or that loss experience was adverse. We believe the severe losses in 2001 are aberrant and that the continuing stability and profitable levels of Preserver’s direct loss ratio remains a positive indicator of the quality of its book of business. Expenses reflect the continuing growth of Preserver’s business.

Mountain Valley

             Mountain Valley is included from March 1, 2000, its date of acquisition.  The following table summarizes the income (loss) before Federal income taxes for this segment, before the effects of its intercompany pooling agreement with Preserver:

	For the six months		For the three months		Percent change in the period
	ended June 30,		ended June 30,		ended June 30, 2001 vs. 2000

	2001	2000 (1)	2001	2000	Six months	Three months

Insurance premiums	$8,428,123	$5,379,870	$4,267,315	$3,948,924	56.7%	8.1%
Net investment income	317,345	130,084	169,340	94,207	144.0%	79.8%
Realized investment gains	174,664	-	174,664	-	N/M	N/M

Total revenue	8,920,132	5,509,954	4,611,319	4,043,131	61.9%	14.1%

Loss & loss expenses incurred	6,695,397	3,496,916	3,906,556	2,501,804	91.5%	56.1%
Acquisition & operating expenses	2,649,571	1,904,601	1,246,016	1,411,485	39.1%	-11.7%

Total expenses	9,344,968	5,401,517	5,152,572	3,913,289	73.0%	31.7%

Income (loss) before FIT	$(424,836)	$108,437	$(541,253)	$129,842	-491.8%	-516.9%

             (1) For the four months ending June 30, 2000

N/M= Not Meaningful

             The following table presents Mountain Valley’s underwriting ratios for 2001 and 2000:

	For the six months		For the three months
	ended June 30,		ended June 30,

	2001	2000 (1)	2001	2000

Loss ratio	79.4%	65.0%	91.5%	63.4%
Expense ratio	31.4%	35.4%	29.2%	35.7%

Combined ratio	110.8%	100.4%	120.7%	99.1%

             (1) For the four months ending June 30, 2000

             Mountain Valley’s second quarter (and resulting six-month) loss was attributable to a series of severe losses (greater than $25,000) incurred during that period.  No meaningful trends of such losses had occurred prior to then, nor were such losses concentrated in any one state or product line.  After deducting applicable reinsurance, such losses accounted for $2,262,000 or 58% of Mountain Valley’s losses incurred for the three-month period ended June 30, 2001.

             Given the relatively small size of the Mountain Valley’s book of business, a limited number of severe losses can cause relatively wide fluctuations in Mountain Valley’s net loss ratio results, depending on whether these losses were severe enough to generate a reinsurance recovery. We are reviewing the underwriting of the accounts which had these losses occur, to ensure that unacceptable risks are not retained or whether any adverse underwriting trends can be identified.  Neither circumstance has been identified as of this report. Expenses reflect the continuing growth of  Mountain Valley’s business.

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

             For comparison purposes, Mountain Valley’s recurring direct premiums written have grown $10,271,000 or 192% in 2001 as compared to 2000, the majority of which are attributable to premiums with policy terms greater than twelve months, which to date has helped improve Mountain Valley’s retention.  However, given the rapid changes that are occurring in the Commercial Lines market place, including improved pricing opportunities and risk retention, Mountain Valley anticipates ceasing use of such multiple year policies in the third quarter 2001.  Direct premium earned (which is a better indication of underlying growth, given Mountain Valley’s use of multiple year policies) increased $1,339,000 or 15% in 2001 as compared to 2000.  The majority of Mountain Valley’s premium written growth is being experienced in the States of New York, Massachusetts and Maine. Growth has been fairly uniform in its distribution among the various commercial package, commercial auto and supporting commercial lines products that Mountain Valley offers.

             As Accident Years 2000, 2001 and subsequent years’ losses become more prevalent in relation to older accident years, Mountain Valley’s income before Federal taxes should begin to reflect its underwriting operations, in addition to the expenses related to the deployment of technology platforms described in the Liquidity and Capital Resources section.

North East

             The following table summarizes the income (loss) before Federal income taxes for this segment:

	For the six months		For the three months		Percent change in the period
	ended June 30,		ended June 30,		ended June 30, 2001 vs. 2000

	2001	2000	2001	2000	Six months	Three months

Insurance premiums	$8,757,357	$8,924,393	$4,407,783	$4,595,180	-1.9%	-4.1%
Net investment income	521,073	474,306	255,488	240,041	9.9%	6.4%
Realized investment gains	47,120	-	45,596	-	N/M	N/M

Total revenue	9,325,550	9,398,699	4,708,867	4,835,221	-0.8%	-2.6%

Loss & loss expenses incurred	6,220,805	6,527,875	2,928,256	3,157,269	-4.7%	-7.3%
Acquisition & operating expenses	3,404,484	2,856,009	1,920,917	1,470,597	19.2%	30.6%

Total expenses	9,625,289	9,383,884	4,849,173	4,627,866	2.6%	4.8%

Income (loss) before FIT	$(299,739)	$14,815	$(140,306)	$207,355	-2123.2%	-167.7%

N/M= Not Meaningful

             The following table presents North East’s underwriting ratios for 2001 and 2000:

	For the six months		For the three months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

Loss ratio	71.0%	73.1%	66.4%	68.7%
Expense ratio	38.9%	32.0%	43.6%	32.0%

Combined ratio	109.9%	105.1%	110.0%	100.7%

             The first quarter is typically North East’s poorest of the year, due to the prevalent winter weather conditions experienced in Maine. Second quarter loss ratio results typically begin to improve.  North East’s loss ratio results in both 2001 and 2000 were representative of this experience. North East’s expense ratio increased in 2001 compared to 2000 due to slower premium growth and slightly higher acquisition costs, including higher reinsurance costs effective April 1.

             Both the premium and acquisition cost developments are due to North East’s increased emphasis on Commercial Lines insurance. North East has reviewed considerable amounts of its existing Commercial Lines book and certain risks have been deemed unacceptable for North East’s revised Commercial Lines underwriting criteria, resulting in their non-renewal. In many instances, such risks deemed unacceptable are of a higher average premium than the new business being written, resulting in slower net growth rates in Commercial Lines than that previously experienced. In addition, North East has tightened its underwriting criteria in Personal Lines as well, resulting in lower net premium written growth rates. In 2001, net premium written has actually decreased $546,000 or 6% compared to 2000.

             North East has also utilized commission enhancements with certain producers to increase the level and type of Commercial Lines insurance these producers submit, resulting in higher acquisition costs. Despite the 6% decrease in net premium written, acquisition costs incurred in 2001 were largely unchanged compared to 2000, thus increasing its expense ratio. North East is reinforcing its program to reduce its expense and expense ratio further during 2001, particularly with regard to overhead expenses. North East anticipates higher reinsurance costs over the remainder of 2001 which will place additional pressure on the expense ratio.

             Investment income continues to improve as a result of higher operating cash flows due to lower overall expenses.

Motor Club

             The following table summarizes the loss before Federal income taxes for this segment:

	For the six months		For the three months		Percent change in the period
	ended June 30,		ended June 30,		ended June 30, 2001 vs. 2000

	2001	2000	2001	2000	Six months	Three months

Insurance premiums	$19,104,210	$17,259,750	$9,921,021	$8,531,771	10.7%	16.3%
Net investment income	1,436,229	1,485,049	698,888	728,297	-3.3%	-4.0%
Realized investment gains (losses)	(1,305)	-	(1,305)	-	N/M	N/M
Other income	-	32,454	-	32,454	-100.0%	-100.0%

Total revenue	20,539,134	18,777,253	10,618,604	9,292,522	9.4%	14.3%

Loss & loss expenses incurred	15,260,761	12,027,800	8,049,047	5,977,143	26.9%	34.7%
Acquisition & operating expenses	5,864,941	6,770,142	3,009,381	3,352,210	-13.4%	-10.2%

Total expenses	21,125,702	18,797,942	11,058,428	9,329,353	12.4%	18.5%

Loss before FIT	$(586,568)	$(20,689)	$(439,824)	$(36,831)	2735.2%	1094.2%

N/M= Not Meaningful

             The continuing decline in Motor Club’s results was due to higher loss ratios, which were insufficient to offset expense ratio reductions it gained, via economies of scale resulting from the acquisition of Mountain Valley and North East and its own rapid premium growth.  The increase in PPA writings is being caused by a number of companies, comprising nearly 25% of the market, announcing plans to withdraw or reduce their writings in the State of New Jersey.  This has caused significant disruption in the marketplace, as consumers are forced to seek new carriers in an insurance marketplace with dramatically reduced capacity.  Certain of these companies had appointed producers wherein Motor Club and that company was either the only option to place coverage with or were among a limited number of options for those producers. As a result of this and New Jersey’s restrictive take-all-comers laws, Motor Club has been forced to write this business, particularly in the second quarter of 2001, in urban enterprise zones (“UEZ’s”) that it otherwise would not have written.  Policy count increased by 8% in 2001 as compared to 2000.

             The continuing increase in loss ratios, largely due to the impact of AICRA, and higher submissions of this business that is generally less profitable, continue to reduce the profitability of this segment.  The following table presents the underwriting ratios for each of the six and three months ended June 30:

	For the six months		For the three months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

Loss ratio	79.9%	69.7%	81.1%	70.1%
Expense ratio	30.7%	39.2%	30.3%	39.3%

Combined ratio	110.6%	108.9%	111.4%	109.4%

             Net investment income declined due to lower invested assets as a result of AICRA’s impact on the segment, in the form of higher paid losses which were offset by the growth in premium.

             Overall losses and LAE incurred for Motor Club increased $3,233,000 or 27% in 2001 as compared to 2000, causing the increase in the loss ratios. The higher loss ratio was due to continuing increases in first party medical or PIP claims in Accident Year 2001, consistent with the successive increases experienced in Accident Year 2000 and 1999 after the AICRA rate rollback and related reforms were implemented. Physical damage loss ratios in 2001 were higher than in 2000, largely due to poor winter weather in New Jersey.

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

             During the first six months of 2001, the loss ratio was increased further by higher loss ratios for Bodily Injury (“BI”) or third party liability claims.  Prior to 2001, the BI loss ratio had been improving slightly, due to the impact of the AICRA reforms on this coverage (including reduced litigation), consistent with the stated objectives of AICRA.  The increased BI loss ratio in 2001 appears to be a function of the increased writings of unprofitable business that Motor Club has been required to write, as opposed to the adverse effect of AICRA.  However, we do think it remains premature to conclude that the favorable BI development prior to 2001 will continue in future Accident Years, or that Accident Years 2001 or 2000 may not adversely develop. This is due to the volatile nature of New Jersey PPA, including the regulatory, judicial and legislative environments.

             We will continue to monitor loss development patterns in 2001 and beyond closely, to ensure that the level of reserves carried for PPA is adequate and appropriate as dictated by actual loss development.

              To date, we have believed that AICRA ultimately will have only a modest net negative effect on Motor Club’s PPA operations and profitability, because the mandated rate reductions do  not appear to be completely cost justified (based on information presently available) by the cost savings in the legislation.  While we have not changed our ultimate outlook for the effect of AICRA, it is clear based on the impact to date, combined with the inaction of the NJ DOBI in implementing several key legislative provisions of AICRA and other legislative reforms and the ongoing disruption in the marketplace being caused by company announcements to leave the market, that this may take longer to occur and that the near-term effects of AICRA may continue to be more negative than originally forecast before improvement begins.

             As a result, Motor Club’s premium written to surplus ratio remains in excess of 3 to 1.  The increased submissions of NJ PPA business by producers that the Company is required to write, combined with the poor results of operations, increased the premium written to surplus ratio to 4.05 to 1 for the twelve months ended June 30, 2001.   The same ratio was 3.18 to 1 for the year ended December 31, 2000.  In addition, Motor Club’s liabilities in relation to its statutory surplus are at a level whereby adverse development of claims, particularly as a result of the impact of AICRA, could further reduce its surplus, thus decreasing its RBC ratios, possibly to a level which would require action as prescribed by law.  To date, the NJ DOBI has generally not been responsive to requests for rate increases or other regulatory relief based upon the impact of AICRA to companies, nor as noted has it implemented certain key aspects of AICRA which would provide relief to insurers such as Motor Club.

             On May 15, 2001, the Company was advised by the NJ DOBI that its April 30, 2001 application for take-all-comers relief had been denied.  Motor Club requested reconsideration of the decision, based on what it viewed as an incomplete evaluation of the facts and circumstances regarding its application by the NJ DOBI, including Motor Club’s first quarter results.

             On July 18, 2001, Motor Club was granted certain relief by the NJ DOBI with regard to its private passenger automobile operations. The relief is designed to improve Motor Club's deteriorating financial condition. Motor Club's premium to surplus ratio no longer meets industry standards, its share of urban enterprise zone ("UEZ") business (where it writes double its required amount) is disproportionately high, and A.M. Best recently downgraded Motor Club. The relief includes the immediate cessation of accepting new business in UEZ's, the non-renewal of a number of UEZ risks and relief from assigned risk business.  Motor Club is implementing the relief provided in the third quarter 2001.

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

             Motor Club’s expense ratio declined in 2001 as compared to 2000 as a result of lower expenses and its rapid growth in premium.  In large part the decline in expenses is due to the economies of scale gained from the acquisition of Mountain Valley and North East.  We allocated approximately $1,048,000 in costs previously attributable to Motor Club to Mountain Valley and North East in 2001 without any significant increase in overall expenditures other than those noted below.  This allocation, combined with Motor Club’s own premium growth, accounts for the improvement in the expense ratio.

Other Revenues and Expenses

             The following table sets forth other revenues and expenses of the Company for each of the six and three months ended June 30:

	For the six months		For the three months		Percent change in the period
	ended June 30,		ended June 30,		ended June 30, 2001 vs. 2000

	2001	2000	2001	2000	Six months	Three months

Merger-related expenses	$-	$354,097	$-	$40,000	-100.0%	-100.0%
Other corporate, net	290,633	266,749	168,705	143,841	9.0%	17.3%
Interest expense	1,031,788	841,010	515,894	517,403	22.7%	-0.3%
Amortization of goodwill	42,348	42,348	21,174	21,174	-	-
Federal income tax	(54,805)	440,339	44,731	344,075	-112.4%	-87.0%

             The merger expenses relate to the acquisition of Mountain Valley in 2000.

             The increase in interest expense reflects the issuance of $11.5 million in Debt in February 2000, related to our acquisition of Mountain Valley.  Thus, the increase in the six months ended June 30, 2001 compared to 2000 is due to a full period charge in 2001, while the amount in 2000 was for a partial charge of the same item.

Liquidity and Capital Resources

             Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. Cash outflows can be variable because of uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate.

             As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. The Company uses cash to pay debt service, Federal income taxes and operating expenses. We also may provide capital to our subsidiaries.  Maximum amounts of dividends that can be taken without regulatory approval are prescribed by statute (see Note K of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K).

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

             As a company with insurance subsidiaries that invests substantial sums in fixed income securities, we are accustomed to fluctuations in the value of our fixed income investments. We have identified one hundred percent of those investments as available for sale pursuant to SFAS 115.  Accordingly, changes in the value of those investments are recorded as other comprehensive income.  Because our investment portfolios are composed completely of securities which are generally highly liquid (i.e., U.S. government securities and investment grade corporate bonds), and that our credit reviews have not indicated any downgrades, there are no grounds to believe that any unrealized losses are other than temporary.  At June 30, 2001, the net unrealized gain on fixed maturity investments was approximately $745,000, net of deferred taxes.  In addition, the combination of the duration of the portfolio being sufficiently short (approximately 3.46 and 3.60 years at December 31, 2000 and 1999, respectively), combined with the highly liquid nature of those securities and our proclivity to hold those bonds to maturity (although they are classified as available-for-sale), the par value of those bonds should be fully realized at maturity, resulting in those unrealized gains and losses being temporary.

             In addition, we generally believe that the longer-term trend for future movements in interest rates is toward lower interest rates, which has occurred and has positively affected the value of fixed income investments and has converted those unrealized losses to unrealized gains. We believe the combination of economic circumstances, which are resulting in slower overall economic growth, modest inflation and real long-term interest rates that remain historically high, all combines to result in lower longer-term interest rate trends.

Operating and Investing Activities

             Net cash utilized in and provided by operating activities were $1,572,000 and $4,688,000 in the six months ended June 30, 2001 and 2000, respectively.  The decrease in cash flow from operating activities in the three months ended June 30, 2001 as compared to 2000 reflects the poorer results of operations and higher PPA paid losses by Motor Club.

             Excluding the acquisition of Mountain Valley in 2000, net cash utilized in investing activities was $4,990,000 in 2001 and $11,182,000 in 2000, reflecting the investment of cash provided by operating and financing activities.

Financing Activities

             The Company paid no dividend on its common stock in 2001 or 2000.

             The Company issued $11.5 million of Promissory Notes on February 28, 2000.

             The Company has no material outstanding capital commitments which would require additional financing.

Recent Accounting Standards

             In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the purchase method of accounting to be used for all future business combinations and contains provisions for the accounting for goodwill and intangible assets.  SFAS No. 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment.

             At June 30, 2001, the Company has unamortized goodwill in the amount of $1,467,000 which will be subject to transition provisions of SFAS No. 141 and 142.  Amortization expense related to goodwill was $42,000 for both the six month periods ended June 30, 2001 and 2000.  The Company has not yet determined an estimate of the impact of adopting SFAS No. 141 and 142 on its financial statements at the date of this report.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

             The Company's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company's investment portfolio as a result of fluctuations in prices and interest rates. The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.

             The company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to June 30, 2001. In addition, the Company has maintained approximately the same investment mix during this period.

Item 4.	Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Shareholders on June 6, 2001. The total number of shares represented at the Annual Meeting in person or by proxy was 1,588,932 of the 2,124,387 shares of common stock outstanding and entitled to vote at the meeting. The meeting involved the election of directors for a term to expire at the Annual Meeting  of Shareholders to be held in the year 2002 and the restatement and amendment of the Company's Certificate of Incorporation to change the name of the Company to Preserver Group, Inc. The directors elected and the results of the voting are as follows:

(i) Election of Directors

Nominee	Votes For	Votes Withheld

Archer McWhorter	1,587,851	1,081
William E. Lobeck	1,587,851	1,081
Alvin E. Swanner	1,587,851	1,081
Stephen A. Gilbert	1,587,851	1,081
Patrick J. Haveron	1,587,851	1,081
Robert S. Fried	1,587,851	1,081
Malcolm Galatin	1,587,851	1,081
Archer McWhorter, Jr.	1,587,851	1,081

(ii) Restate and Amend Certificate of Incorporation to Change Name to Preserver Group, Inc.

Votes For	Votes Against, Abstained or Withheld

1,583,650	5,282

             No other matters were voted on at the Annual Meeting. At the Board of Directors meeeting following the Annual Meeting, the Board elected George P. Farley to the Board of Directors to comply with the new audit committee composition requirements of Nasdaq's corporate governance and shareholder protection rules.

PART II
OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8–K

	a)	Exhibits

None

	b)	Reports on Form 8-K

During the quarter ended June 30, 2001, the Company filed the following Reports on Form 8-K:

	1.	Report dated April 3, 2001 with respect to a press release announcing income before Federal income taxes as of December 31, 2000 and that the Company's audit was incomplete pending review of a tax item.

	2.	Report dated April 17, 2001 with respect to a press release announcing net income for the fourth quarter and year ended December 31, 2000 and the restatement of the Company's 1999 and 1998 results for a complex tax item related to a subsidiary that was rendered insolvent in 1992, but is still required to continue to be included in the Company's consolidated Federal tax returns.

	3.	Report dated April 30, 2001 with respect to a press release announcing the Company's plan to change its name to Preserver Group, Inc. after shareholder approval at the Company's Annual meeting of shareholders on June 6, 2001, that it had reserved a new stock symbol for the Company, "PRES", and that its Motor Club of America Insurance company unit had filed for relief from take-all-comers laws in new Jersey personal automobile insurance.

	4.	Report dated May 17, 2001 with respect to a press release announcing results of operations for the Company for the first quarter 2001 and additional information on the Company's Motor Club of America Insurance Company units take-all-comers relief application in New Jersey private passenger automobile.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESERVER GROUP, INC.

s/Patrick J. Haveron

		By:	Patrick J. Haveron
Executive Vice President,
Chief Executive Officer
and Chief Financial Officer

s/Francis J. Fenwick

		By:	Francis J. Fenwick
Vice President - Finance
Chief Accounting Officer

Dated:	August 14, 2001