Form 10-Q
period 2001-09-30
PRESERVER GROUP INC
filed 2001-11-14
CIK 68480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	Commission File No.
September 30, 2001	0-671

PRESERVER GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-0747730
(State of Incorporation)	(I.R.S. Employer Identification No.)

95 Route 17 South, Paramus, New Jersey	07653
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code (201) 291-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ . No ☐.

2,124,387 shares of Common Stock were outstanding as of November 9, 2001

PRESERVER GROUP, INC.

FORM 10-Q

SEPTEMBER 30, 2001

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

PRESERVER GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2001	2000
ASSETS
Investments	$99,511,267	$104,992,429
Cash and cash equivalents	14,432,819	3,607,076
Premiums receivable	50,718,217	39,749,090
Reinsurance recoverable on paid & unpaid losses and loss expenses	36,953,088	32,883,564
Notes and accounts receivable	281,840	124,111
Deferred policy acquisition costs	19,755,266	14,505,569
Fixed assets – at cost, less accumulated depreciation	3,227,990	2,993,229
Prepaid reinsurance premiums	3,283,743	4,324,915
Federal income tax recoverable	12,413	12,413
Deferred tax asset	626,157	1,828,706
Goodwill, less accumulated amortization	1,445,630	1,509,152
Other assets	2,235,517	2,358,988

Total Assets	$232,483,947	$208,889,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses	$100,394,525	$90,392,486
Unearned premiums	65,047,963	53,409,659
Other liabilities	13,204,119	13,594,670
Convertible subordinated debentures	10,000,000	10,000,000
Notes payable	11,500,000	11,500,000
Total Liabilities	200,146,607	178,896,815

Shareholders' Equity:
Common stock, par value $.50 per share (Authorized - 10,000,000 shares; issued and outstanding - 2,124,387 2001 and 2000)	1,062,194	1,062,194
Paid in additional capital	2,066,089	2,066,089
Accumulated other comprehensive loss	(122,988)	(2,774,148)
Retained earnings	29,332,045	29,638,292
Total Shareholders' Equity	32,337,340	29,992,427
Total Liabilities and Shareholders' Equity	$232,483,947	$208,889,242

(Financial statements should be read in conjunction with the accompanying notes)

PRESERVER GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2001	2000	2001	2000
		(Restated)		(Restated)
Revenues:

Insurance premiums (net of premiums ceded totaling $10,482,842, $9,196,834, $3,199,598 and ($143,519))	$70,575,516	$61,983,283	$25,475,463	$22,916,035
Net investment income	4,956,096	4,673,887	1,633,251	1,695,897
Realized gains on sales of investments	230,740	8,263	10,261	3,739
Other revenues	93,966	132,000	31,173	29,824
Total revenues	75,856,318	66,797,433	27,150,148	24,645,495

Losses and Expenses:

Insurance losses and loss expenses incurred (net of reinsurance recoveries totaling $11,513,004, $11,014,091, $3,356,175 and $2,871,470)	50,875,530	41,186,980	17,405,770	15,091,837
Amortization of deferred policy acquisition costs	20,722,305	17,603,800	8,376,754	6,487,024
Other operating expenses	3,111,285	4,222,917	1,133,370	1,436,624
Interest expense	1,547,681	1,366,976	515,893	525,966
Amortization of goodwill	63,522	63,522	21,174	21,174

Total losses and expenses	76,320,323	64,444,195	27,452,961	23,562,625

Income (loss) before Federal income taxes	(464,005)	2,353,238	(302,813)	1,082,870

Provision (benefit) for Federal income taxes	(157,758)	815,687	(102,953)	375,348

Net income (loss)	$(306,247)	$1,537,551	$(199,860)	$707,522

Net income (loss) per common share:

Basic	$(0.14)	$0.73	$(0.09)	$0.33

Diluted	$(0.14)	$0.71	$(0.09)	$0.31

Weighted average common and potential common shares outstanding:

Basic	2,124,387	2,124,387	2,124,387	2,124,387
Diluted	2,124,387	2,769,965	2,124,387	2,769,965

(Financial statements should be read in conjunction with the accompanying notes)

PRESERVER GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2001		2000
			(Restated)
Operating activities:
Net income (loss)	$(306,247)		$1,537,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	952,620		681,062
Gain on sale of investments	(230,740)		(8,263)
Changes in:
Deferred policy acquisition costs	(5,249,697)		(538,723)
Premiums receivable	(10,969,127)		(2,056,323)
Notes and accounts receivable	(157,729)		(102)
Other assets	134,032		177,647
Losses and loss expenses	10,002,039		9,032,024
Unearned premiums	11,638,304		(1,025,789)
Federal income tax – current	-		39,576
Federal income tax - deferred	(157,758)		774,247
Other liabilities	(390,551)		(2,564,580)
Reinsurance recoverable on paid and unpaid losses	(4,069,524)		(1,715,354)
Prepaid reinsurance premium	1,041,172		1,808,821

Net cash provided by operating activities		$2,236,794		$6,141,794
Investing activities:
Investments purchased	(39,234,984)		(110,530,936)
Fixed assets purchased	(1,034,340)		(1,701,826)
Acquisition of Mountain Valley, net of cash acquired	-		(3,962,753)
Proceeds from sales and maturities of investments	48,858,273		99,198,249
Net cash provided by (used in) investing activities		8,588,949		(16,997,266)
Financing activities:
Proceeds from notes payable	-		11,500,000
Net cash provided by financing activities		-		11,500,000
Net increase in cash and cash equivalents		10,825,743		644,528
Cash and cash equivalents at beginning of period		3,607,076		443,733
Cash and cash equivalents at end of period		$14,432,819		$1,088,261

Supplemental Disclosures of Cash Flow Information

(1)	Total interest paid was $1,572,036 (2001) and $1,240,701 (2000).
(2)	Total Federal income taxes paid was $0 in 2001 and 2000.
(3)

The Company purchased all of the common stock of Mountain Valley in 2000. Cash acquired in connection with the purchase of Mountain Valley was $3,537,247. In conjunction with the acquisition, liabilities were assumed as follows:

2000
Fair value of assets acquired	$14,944,762
Cash paid for the capital stock	7,500,000
Liabilities assumed	$7,444,762

(Financial statements should be read in conjunction with the accompanying notes)

PRESERVER GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2001	2000	2001	2000
		(Restated)		(Restated	)
Net income (loss)	$(306,247)	$1,537,551	$(199,860)	$707,522
Other comprehensive income
Unrealized gains on securities, net of tax:
Unrealized holding gains during the period (net of taxes of $1,360,307, $389,610, $1,086,211 and $387,747)	2,803,448	885,513	2,128,486	931,339
Less: reclassification adjustment for gains included in earnings, net of tax	(152,288)	(5,454)	(6,772)	(2,468)
Other comprehensive income	2,651,160	880,059	2,121,714	928,871
Comprehensive income	$2,344,913	$2,417,610	$1,921,854	$1,636,393

(Financial statements should be read in conjunction with the accompanying notes)

PRESERVER GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Preparation and Presentation

The accompanying condensed consolidated financial statements of Preserver Group, Inc. (the "Company") include its accounts and those of its directly or indirectly wholly-owned subsidiary companies, and, in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows, in accordance with generally accepted accounting principles. On July 1, 2001, the Company changed its name from Motor Club of America to Preserver Group, Inc., after shareholder approval at the Company's Annual Meeting of Shareholders on June 6, 2001. The Company changed its stock symbol, from "MOTR" to "PRES", in July 2001.

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

The Company's insurance subsidiaries, Preserver Insurance Company ("Preserver"), Mountain Valley Indemnity Company ("Mountain Valley"), North East Insurance Company ("North East"), its subsidiary American Colonial Insurance Company ("American Colonial") and Motor Club of America Insurance Company ("Motor Club"), are collectively referred to as the "Insurance Companies". Preserver and Mountain Valley are also collectively known as the Preserver Insurance Group.

All material intercompany items and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the current presentation.

These statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes included in the Notes to Financial Statements in the Company's 2000 Annual Report on Form 10-K. The third quarter and nine months 2000 financial statements have been restated from amounts previously reported for certain tax benefits that should not have been recognized and certain deferred tax liabilities that had not been recorded. The principal effects of these items on the accompanying financial statements are presented in Note O and V in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.

2.     Per Share Data

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based upon the weighted average number of common shares outstanding including outstanding stock options and convertible subordinated debentures, if dilutive.

3.     Financial Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all future business combinations and contains provisions for the accounting for goodwill and intangible assets. SFAS No. 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment.

At September 30, 2001, the Company has unamortized goodwill in the amount of $1,446,000 which will be subject to transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $64,000 for both of the nine month periods ended September 30, 2001 and 2000. The Company has not yet determined an estimate of the impact of adopting SFAS No. 141 and 142 on its financial statements at the date of this report.

4.     Reportable Segments

The Company's operations are presently conducted through four basic segments: Preserver; Mountain Valley; North East and Motor Club. All segments are marketed through independent insurance agents. The Preserver segment consists of small commercial insurance featuring package, automobile and workers' compensation coverage, along with personal property and liability coverage in the State of New Jersey. Mountain Valley provides small and medium sized commercial insurance in New England and New York. The North East segment consists of private passenger automobile and small commercial insurance in the State of Maine and the results of its inactive subsidiary, American Colonial. The Motor Club segment consists of New Jersey private passenger automobile insurance.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summary financial information about the Company's operating segments is presented in the following table. Income before income taxes by segment consists of revenues less expense related to the respective segment's operations. These amounts include realized gains (losses) where applicable. Assets are not allocated to the individual segments, and are reviewed in total by management for purposes of decision making. The Company operates only in the United States, and no single customer or agent provides ten percent or more of revenues. Financial data by segment for the nine months ended September 30, 2001 and 2000 are as follows:

		Mountain	North	Motor
Nine months ended September 30, 2001	Preserver	Valley	East	Club	Total

Insurance premiums	$13,842,133	$13,678,822	$13,583,411	$29,471,150	$70,575,516
Net investment income	1,563,391	491,603	783,223	2,099,256	4,937,473
Realized investment gains	2,381	174,664	52,766	929	230,740
Total revenues	15,407,905	14,345,089	14,419,400	31,571,335	75,743,729

Loss and loss expenses incurred	8,540,997	10,779,794	9,088,128	22,466,611	50,875,530
Acquisitions costs and other operating expenses	3,941,877	5,304,968	5,073,611	9,810,578	24,131,034
Total expenses	12,482,874	16,084,762	14,161,739	32,277,189	75,006,564
Income (loss) before Federal income taxes	$2,925,031	$(1,739,673)	$257,661	$(705,854)	737,165

Other corporate, net					410,033
Interest expense					(1,547,681)
Amortization of goodwill					(63,522)
Income tax benefit					157,758
Net loss					$(306,247)

(Restated)		Mountain	North	Motor

Nine months ended September 30, 2000	Preserver	Valley	East	Club	Total

Insurance premiums	$11,527,796	$9,617,024	$13,720,062	$27,118,401	$61,983,283
Net investment income	1,305,320	339,598	742,872	2,210,693	4,598,483
Realized investment gains	4,524	-	3,739	-	8,263
Other income	-	-	-	32,454	32 454
Total revenues	12,837,640	9,956,622	14,466,673	29,361,548	66,622,483

Loss and loss expenses incurred	6,470,079	6,231,066	9,121,602	19,364,233	41,186,980
Acquisitions costs and other operating expenses	3,484,504	3,709,866	4,681,206	9,715,746	21,591,322
Total expenses	9,954,583	9,940,932	13,802,808	29,079,979	62,778,302
Income before Federal income taxes	$2,883,057	15,690	$663,865	$281,569	3,844,181

Other corporate, net					293,652
Interest expense					(1,366,976)
Merger-related expenses					(354,097)
Amortization of goodwill					(63,522)
Income tax expense					(815,687)
Net income					$1,537,551

Financial data by segment for the three months ended September 30, 2001 and 2000 are as follows:

		Mountain	North	Motor
Three months ended September 30, 2001	Preserver	Valley	East	Club	Total

Insurance premiums	$5,031,770	$5,250,699	$4,826,054	$10,366,940	$25,475,463
Net investment income	525,100	174,258	262,150	663,027	1,624,535
Realized investment gains	2,381	-	5,646	2,234	10,261
Total revenues	5,559,251	5,424,957	5,093,850	11,032,201	27,110,259

Loss and loss expenses incurred	3,248,200	4,084,397	2,867,323	7,205,850	17,405,770
Acquisitions costs and other operating expenses	1,319,474	2,655,397	1,669,127	3,945,637	9,589,635
Total expenses	4,567,674	6,739,794	4,536,450	11,151,487	26,995,405

Income (loss) before Federal income taxes	$991,577	$(1,314,837)	$557,400	$(119,286)	114,854
Other corporate, net					119,400
Interest expense					(515,893)
Amortization of goodwill					(21,174)
Income tax benefit					102,953
Net loss					$(199,860)

(Restated)		Mountain	North	Motor
Three months ended September 30, 2000	Preserver	Valley	East	Club	Total
Insurance premiums	$4,024,561	$4,237,154	$4,795,669	$9,858,651	$22,916,035
Net investment income	463,499	209,514	268,566	725,644	1,667,223
Realized investment gains	-	-	3,739	-	3,739
Total revenues	4,488,060	4,446,668	5,067,974	10,584,295	24,586,997

Loss and loss expenses incurred	2,427,527	2,734,150	2,593,727	7,336,433	15,091,837
Acquisitions costs and other operating expenses	1,315,987	1,805,265	1,825,197	2,945,604	7,892,053
Total expenses	3,743,514	4,539,415	4,418,924	10,282,037	22,983,890

Income (loss) before Federal income taxes	$744,546	$(92,747)	$649,050	$302,258	1,603,107
Other corporate, net					26,903
Interest expense					(525,966)
Amortization of goodwill					(21,174)
Income tax expense					(375,348)
Net income					$707,522

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

6.     New Jersey Private Passenger Automobile Insurance

The Company's Motor Club unit is capitalized separate and apart from the Preserver Insurance Group and all other subsidiaries, and writes only personal automobile insurance in New Jersey. No other subsidiary writes such business.

 On April 30, 2001, Motor Club filed for relief with the New Jersey Department of Banking and Insurance ("NJ DOBI") from the take-all comers laws in New Jersey personal automobile insurance. That separate subsidiary's premium to surplus ratio was 3.18 to 1 for the twelve months ended December 31, 2000, thereby qualifying it for such relief under New Jersey laws, and subsequently increased to 3.45 to 1 for the twelve months ended March 31, 2001.

On May 15, 2001, the Company was advised by the NJ DOBI that its application for relief had been denied. Motor Club requested reconsideration of the decision, based on what it viewed as an incomplete evaluation of the facts and circumstances regarding its application by the NJ DOBI, including Motor Club's first quarter results.

On July 18, 2001, Motor Club was granted certain relief by the NJ DOBI with regard to its private passenger automobile operations, which is designed to improve Motor Club's deteriorating financial condition. Motor Club's premium to surplus ratio no longer meets industry standards, its share of urban enterprise zone ("UEZ") business (where it writes double its required amount) is disproportionately high, and A.M. Best recently downgraded Motor Club. The relief includes the cessation through December 31, 2001 of accepting new business in UEZ's, the non-renewal for a one-year period of a number of UEZ risks and relief from assigned risk business. For the twelve months ended September 30, 2001, Motor Club's premium to surplus ratio increased to 4.20 to 1.

In November 2001, Motor Club was permitted by the NJ DOBI to adjust its tier rating program and, on an overall revenue-neutral basis to its inforce book of-business, its premium rates. Under the latter changes, Motor Club is increasing its liability rates by 6.0% and reducing its physical damage rates by 8.4%. Finally, Motor Club is reducing its commission rate on new business from 10% to 7%. The Company believes these changes, all of which will take effect in December 2001, will assist in improving Motor Club's financial condition prospectively.

7.     Restatement

The Company has restated its tax provision for the three and nine months ended September 30, 2000. Please refer to Notes O and V in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K. The reconciliation of previously reported to restated net income and per share information for the three and nine months ended September 30, 2000 is as follows:

	Period Ended September 30, 2000
Net income:	Three Months	Nine Months
Previously reported	$1,544,397	$2,433,420
Effect of tax adjustment	(836,875)	(895,869)
As restated	$707,522	$1,537,551

Per share information:
Basic:
Previously reported	$0.73	$1.15
Effect of tax adjustment	(0.40)	(0.42)
As restated	$0.33	$0.73

Diluted:
Previously reported	$0.73	$1.15
Effect of tax adjustment	(0.42)	(0.44)
As restated	$0.31	$0.71

8.     September 11, 2001 Terrorist Attacks and Reinsurance

The terrorist attacks which struck the United States on September 11, 2001 caused the Company to incur approximately $1.4 million in gross losses before reinsurance recoveries, primarily in the Mountain Valley unit. After applicable reinsurance, the Company expects this net loss to be approximately $645,000. Net of Federal income taxes, this equals $425,000 or $.20 per share.

The Company does not anticipate a major impact on its financial condition as Mountain Valley's policy count in the affected areas of lower Manhattan is very small, consisting of approximately 15 small business policies, exclusively restaurant coverages. The Company may also have a limited number of automobile and related claims, principally from New Jersey, related to insureds that may have been at or near the site of the attacks, although only one has been reported and paid to date.

Subsequent to September 11, 2001, certain of the Company's reinsurers are considering requiring the inclusion of language in the applicable reinsurance contracts as of January 1, 2002. If agreed to, these exclusions would exclude certain events defined as terrorism from the Company's reinsurance coverage. These reinsurers have either issued notice of termination of these contracts effective January 1, 2002 or have, with the Company's concurrence, modified the termination provisions of these contracts while such exclusions are negotiated. Had the Company not agreed to these modifications in the termination provisions, the reinsurers would have issued a notice of termination under the existing contract language.

These reinsurers to date have not yet provided the specific contract language they may be seeking, so the Company is unable to comment on the acceptability of such exclusions. In addition, these reinsurers may be seeking significant price increases as of January 1, 2002, due to both the underlying market conditions in place prior to September 11 and the losses incurred by reinsurers from the events of September 11.

While the Company believes that it will ultimately secure reinsurance coverage at acceptable terms and pricing, it cannot guarantee that such coverage will be either available in general or at prices that the Company considers reasonable, and thus may have to alter its business plans to accommodate these changed circumstances. In addition, the Company cannot guarantee that its net exposure to terrorism, natural or other catastrophe claims in 2002 and beyond will not be greater than it currently is.

The United States Congress is presently deliberating proposed legislation that may have the United States Government provide some aspects of terrorism reinsurance protection for the insurance industry. It is currently uncertain what form such legislation may ultimately take and whether such legislation would adequately protect the Company from future events, in tandem with the possible coverage changes that its reinsurers are seeking.

The exclusions currently being sought by these reinsurers only applies to the Company's excess of loss reinsurance contracts. The Company's other reinsurance contracts have anniversary dates other than January 1. However, the Company cannot guarantee that its other reinsurers will not issue similar termination notices, consistent with the contractual terms of those agreements, or seek exclusions similar to those being currently sought in 2002.

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

                The Preserver Insurance Group consists of Preserver, which writes small commercial and homeowners insurance in New Jersey, and Mountain Valley, which writes small and mid-sized commercial insurance in New England and New York. The Preserver Insurance Group is rated B++ (Very Good) by A.M. Best Company ("Best"). American Colonial plans to commence operations in New York in 2002, writing commercial lines in tandem with Mountain Valley and became part of the Preserver Insurance Group.

                Motor Club writes private passenger automobile insurance ("PPA") in New Jersey and is rated B (Fair) by Best. On July 18, 2001, Motor Club's received certain relief from its New Jersey's PPA requirements. North East writes PPA and small commercial lines insurance in the State of Maine and is rated B (Fair) by Best.

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

Results of Operations

                The Company's book value increased to $15.22 per share at September 30, 2001 from $14.32 per share at June 30, 2001. Book value was $14.12 per share at December 31, 2000. The sources of the net increase in the three months ended September 30 were an increase of $2,122,000 or $0.99 per share (net of deferred taxes) for unrealized gains on fixed maturity investments, offset by the net loss of $0.09 per share.

                Significantly lower income before Federal income taxes from the Insurance Companies as a result of higher loss ratios, combined with higher interest expense (in the nine-month period) reduced earnings in 2001 as compared to the same periods in 2000.

                The Insurance Companies produced the following underwriting ratios for 2001 and 2000:

	For the nine months ended September 30,		For the three months ended September 30,
	2001	2000	2001	2000
Loss ratio	72.1%	66.4%	68.3%	65.9%
Expense ratio	34.2%	34.8%	37.6%	34.4%
Combined ratio	106.3%	101.2%	105.9%	100.3%

                Income before Federal income taxes from the Insurance Companies was $115,000 in the three months ended September 30, 2001 as compared to $1,603,000 in the same period in 2000. The increased 2001 loss ratio was due to an involuntary increase in writings of unprofitable business by Motor Club, the continuing impact of NJ PPA reforms on that segment, and in the third quarter, a significantly higher loss ratio in the Mountain Valley segment as a result of a number of severe losses, including $645,000 in net losses from the September 11 terrorist attack on the World Trade Center in New York. See Liquidity and Capital Resources for further information regarding the possible reinsurance implications of this event. This offset continuing excellent results in Preserver in the 2001 third quarter, whose income before Federal income taxes increased by 33% over the same period in 2000.

                Income before Federal income taxes from the Insurance Companies was $737,000 in the nine months ended September 30, 2001 as compared to $3,844,000 in the same period in 2000. The increased loss ratio was principally due to the aforementioned issues impacting the Motor Club segment, and higher year to date loss ratios in the other segments, particularly the Preserver (in the first quarter) and Mountain Valley (in the second and third quarter) segments, as a result of a number of severe losses, including $645,000 in net losses from the September 11 terrorist attack on the World Trade Center in New York.

Segments

                We are organized into four segments - Preserver, Mountain Valley, North East and Motor Club, along with a corporate segment.

Preserver

The following table summarizes the income before Federal income taxes for this segment, before the effects of the intercompany pooling agreement with Mountain Valley:

	For the nine months ended September 30,		For the three months ended September 30,		Percent change in the period ended September 30, 2001 vs. 2000
	2001	2000	2001	2000	Nine months	Three months

Insurance premiums	$13,842,133	$11,527,796	$5,031,770	$4,024,561	20.1%	25.0%

Net investment income	1,563,391	1,305,320	525,100	463,499	19.8%	13.3%

Realized investment gains	2,381	4,524	2,381	-	-47.4%	N/M

Total revenue	15,407,905	12,837,640	5,559,251	4,488,060	20.0%	23.9%

Loss & loss expenses incurred	8,540,997	6,470,079	3,248,200	2,427,527	32.0%	33.8%

Acquisition & operating expenses	3,941,877	3,484,504	1,319,474	1,315,987	13.1%	0.3%

Total expenses	12,482,874	9,954,583	4,567,674	3,743,514	25.4%	22.0%

Income before FIT	$2,925,031	$2,883,057	$991,577	$744,546	1.5%	33.2%

N/M=Not Meaningful

                Strong premium growth and lower combined ratios resulted in sharply higher third quarter 2001 results as compared to 2000. The excellent premium growth year to date was offset by higher loss ratios, resulting in only a small increase in income before taxes in the nine month period. The following table presents the underwriting ratios for Preserver for 2001 and 2000.

	For the nine months ended September 30,		For the three months ended September 30,
	2001	2000	2001	2000
Loss ratio	61.7%	56.1%	64.6%	60.3%
Expense ratio	28.5%	30.2%	26.2%	32.7%
Combined ratio	90.2%	86.3%	90.8%	93.0%

                The growth in insurance premiums in the three and nine month periods was led by Preserver's Commercial Lines business, which grew 39% and 30% in those periods, respectively, in 2001 as compared to 2000, consistent with our overall growth strategy. Commercial lines policy count grew 10%, and the average premium continued to increase as Preserver wrote larger accounts by virtue of its higher Best rating, complete product line offering and competitive pricing. In addition, Preserver was able to increase premiums on certain renewed accounts, as market circumstances were more favorable to do so. We anticipate that such premium increases will continue to be available to Preserver on a selective basis in 2001, without adversely impacting retention. Finally, on July 1 Preserver modified its workers' compensation reinsurance program, eliminating the quota share reinsurance program previously in place and replacing it with an excess of loss reinsurance program. This increased Preserver's insurance premiums in the 2001 third quarter.

                The 4% increase in Preserver's Personal Property insurance premiums reflects modest amounts of new business written, along with adjustments in the values of properties insured, offset by a 4% decline in policy count as compared to 2000.

                Net investment income in 2001 reflects the strong operations and the $3 million surplus contribution we made in March 2000. Invested assets continued to grow strongly, reflecting the growth in premium, increasing by approximately $6,290,000 or 21% in 2001 as compared to 2000.

The increase in losses and LAE incurred largely reflects the growth of Preserver's operations. Most of the changes in Preserver's net loss ratios in recent years (including the first nine months of 2001) have been caused by fluctuations in recoveries from its reinsurance coverage. Preserver's direct loss ratios have generally been stable or steadily improved in recent years as its book matures, policy retentions increase and pricing in Commercial Lines becomes more favorable. The following table depicts direct and net loss ratios for the nine months ended September 30, 2001 and 2000:

	2001	2000
Direct loss ratio	60.3%	58.7%
Ceded loss ratio	54.7%	69.7%
Net loss ratio	61.7%	56.1%

                Given the relatively small size of the Preserver book of business, a limited number of severe losses can cause relatively wide fluctuations in Preserver's net loss ratio results, depending on whether these losses were severe enough to generate a reinsurance recovery. This occurred in the 2001 first quarter. There have been no trends or indications in the last three years that Preserver's reinsurance programs have been ineffective or that loss experience was adverse. We believe the severe losses in 2001 are aberrant and that the continuing stability and profitable levels of Preserver's direct loss ratio remain a positive indicator of the quality of its book of business. Expenses reflect the continuing growth of Preserver's business.

Mountain Valley

                Mountain Valley is included from March 1, 2000, its date of acquisition. The following table summarizes the income (loss) before Federal income taxes for this segment, before the effects of its intercompany pooling agreement with Preserver:

	For the nine months ended September 30,		For the three months ended September 30,		Percent change in the period ended September 30, 2001 vs. 2000
	2001	2000 (1)	2001	2000	Nine months	Three months
Insurance premiums	$13,678,822	$9,617,024	$5,250,699	$4,237,154	42.2%	23.9%

Net investment income	491,603	339,598	174,258	209,514	44.8%	-16.8%

Realized investment gains	174,664	-	-	-	N/M	N/M

Total revenue	14,345,089	9,956,622	5,424,957	4,446,668	44.1%	22.0%

Loss & loss expenses incurred	10,779,794	6,231,066	4,084,397	2,734,150	73.0%	49.4%

Acquisition & operating expenses	5,304,968	3,709,866	2,655,397	1,805,265	43.0%	47.1%

Total expenses	16,084,762	9,940,932	6,739,794	4,539,415	61.8%	48.5%

Income (loss) before FIT	$(1,739,673)	$15,690	$(1,314,837)	$(92,747)	N/M	N/M

(1)   For the seven months ending September 30, 2000

N/M= Not Meaningful

The following table presents Mountain Valley's underwriting ratios for 2001 and 2000:

	For the nine months ended September 30,		For the three months ended September 30,
	2001	2000 (1)	2001	2000
Loss ratio	78.8%	64.8%	77.8%	64.5%
Expense ratio	38.8%	38.6%	50.6%	42.6%
Combined ratio	117.6%	103.4%	128.4%	107.1%

(1)     For the seven months ending September 30, 2000

        The terrorist attacks that struck the United States on September 11, 2001 caused Mountain Valley to incur approximately $1.4 million in gross losses before reinsurance recoveries. After applicable reinsurance, the Company expects this net loss to be approximately $632,000. This was the principal component of the third quarter loss before Federal income taxes.

        Excluding the September 11 loss, Mountain Valley lost $683,000 before Federal income taxes in the third quarter 2001.

        Mountain Valley's third quarter (and resulting nine-month) loss was attributable to a continuing series of severe losses (greater than $25,000) incurred during the second and third quarters of 2001. Excluding the September 11 losses and after deducting applicable reinsurance, such losses accounted for $3,685,000 or 36% of Mountain Valley's losses incurred for the nine-month period ended September 30, 2001.

        Given the relatively small size of the Mountain Valley's book of business, a limited number of severe losses can cause relatively wide fluctuations in Mountain Valley's net loss ratio results, depending on whether these losses were severe enough to generate a reinsurance recovery. We have reviewed the underwriting of the accounts which had these losses occur, to ensure that unacceptable risks are not retained or whether any adverse underwriting trends can be identified. As a result of this review, the Company is non-renewing all risks classified as transportation risks and has significantly revised its underwriting guidelines for restaurant risks, including mandating significant price increases in this class. The Company believes that these changes will sharply improve Mountain Valley's future profitability. The Company believes that the substantial majority of Mountain Valley's book of business is profitable. Excluding the transportation and restaurant classes, net of reinsurance, the loss ratio on the remaining business, which constitutes approximately 70% of Mountain Valley's insurance premiums, was 69.8% for the nine months ended September 30, 2001. Expenses reflect the continuing growth of Mountain Valley's business.

        As described previously in the Company's 2000 Annual Report on Form 10-K, Mountain Valley has terminated the 100% quota share it maintained prior to our acquisition of it. As noted: 1) there is no loss development, adverse or favorable, net of third party reinsurance, that we retain on loss occurrences prior to March 1, 2000; and 2) only Mountain Valley loss occurrences on or after March 1, 2000 will be retained, net of reinsurance, by us.

        For comparison purposes, Mountain Valley's recurring direct premiums written have grown $11,248,000 or 108% in 2001 as compared to 2000, the majority of which are attributable to premiums with policy terms greater than twelve months, which had helped to improve Mountain Valley's retention. However, given the rapid changes that are occurring in the Commercial Lines market place, including improved pricing opportunities and risk retention, Mountain Valley has ceased the use of such multiple year policies in the third quarter 2001. Elimination of this feature will increase premiums on all such policies by 10% on renewal. The Company anticipates further rate increases on all of its business and is making revised rate filings in all of the states in which it conducts business, which will increase premiums further still.

        Direct premium earned (which is a better indication of underlying growth, given Mountain Valley's use of multiple year policies) increased $2,637,000 or 18% in 2001 as compared to 2000. The majority of Mountain Valley's premium written growth is being experienced in the States of New York, Massachusetts and Maine. Growth has been fairly uniform in its distribution among the various commercial package, commercial auto and supporting commercial lines products that Mountain Valley offers.

        Because Mountain Valley has a limited amount of loss experience, ultimate losses and reserves are being provided for based upon reviews of Mountain Valley's historical loss development patterns, prior to application of the quota share, combined with reviews of Preserver's and general industry loss development patterns.

        As Accident Years 2000, 2001 and subsequent years' losses become more prevalent in relation to older accident years, Mountain Valley's income before Federal taxes should begin to reflect its recurring net underwriting operations, in addition to the expenses related to the deployment of technology platforms described in the Liquidity and Capital Resources section.

North East

        The following table summarizes the income before Federal income taxes for this segment:

	For the nine months ended September 30,		For the three months ended September 30,		Percent change in the period ended September 30, 2001 vs. 2000
	2001	2000	2001	2000	Nine months	Three months
Insurance premiums	$13,583,411	$13,720,062	$4,826,054	$4,795,669	-1.0%	0.6%

Net investment income	783,223	742,872	262,150	268,566	5.4%	-2.4%

Realized investment gains	52,766	3,739	5,646	3,739	N/M	51.0%

Total revenue	14,419,400	14,466,673	5,093,850	5,067,974	-0.3%	0.5%

Loss & loss expenses incurred	9,088,128	9,121,602	2,867,323	2,593,727	-0.4%	10.5%

Acquisition & operating expenses	5,073,611	4,681,206	1,669,127	1,825,197	8.4%	-8.6%

Total expenses	14,161,739	13,802,808	4,536,450	4,418,924	2.6%	2.7%

Income before FIT	$257,661	$663,865	$557,400	$649,050	-61.2%	-14.1%

N/M= Not Meaningful

The following table presents North East's underwriting ratios for 2001 and 2000:

	For the nine months ended September 30,		For the three months ended September 30,
	2001	2000	2001	2000
Loss ratio	66.9%	66.5%	59.4%	54.1%
Expense ratio	37.4%	34.1%	34.6%	38.1%
Combined ratio	104.3%	100.6%	94.0%	92.2%

                The first quarter is typically North East's poorest of the year, due to the prevalent winter weather conditions experienced in Maine. Quarterly loss ratio results normally begin to improve thereafter and North East's loss ratio results in both 2001 and 2000 have been representative of this experience. North East's expense ratio increased in 2001 compared to 2000 due to slower premium growth and slightly higher acquisition costs, including higher reinsurance costs effective April 1. This caused the decline in income before Federal income taxes in both the three and nine month periods 2001 as compared to 2000.

                Both the premium and acquisition cost developments are due to North East's increased emphasis on Commercial Lines insurance. North East has reviewed considerable amounts of its existing Commercial Lines book and certain risks, particularly those classified as transportation risks, have been deemed unacceptable for North East's revised Commercial Lines underwriting criteria, resulting in their non-renewal. In many instances, such risks deemed unacceptable are of a higher average premium than the new business being written, resulting in slower net growth rates in Commercial Lines than that previously experienced. In addition, North East has tightened its underwriting criteria in PPA as well, resulting in lower net premium written growth rates. As a result of these changes in 2001, North East's net premium written has only increased $211,000 or less than 2% compared to 2000.

                In October 2001, North East received approval for an approximately 8% rate increase in PPA, the second such increase in 2001. This increases will result in a compounded annual rate increase of approximately 17%, and should increase North East's PPA profitability in 2002 and beyond.

                North East has also utilized commission enhancements with certain producers to increase the level and type of Commercial Lines insurance these producers submit, resulting in higher acquisition costs. Despite the 2% increase in net premium written, acquisition costs incurred in 2001 have grown slightly faster than this compared to 2000, thus contributing to its increased expense ratio. North East is reinforcing its program to reduce its expense and expense ratio further during 2001, particularly with regard to overhead expenses. North East anticipates higher reinsurance costs over the remainder of 2001 which will place additional pressure on the expense ratio.

                Investment income continues to improve as a result of higher operating cash flows due to positive underwriting results.

Motor Club

                The following table summarizes the income (loss) before Federal income taxes for this segment:

	For the nine months ended September 30,		For the three months ended September 30,		Percent change in the period ended September 30, 2001 vs. 2000
	2001	2000	2001	2000	Nine months	Three months
Insurance premiums	$29,471,150	$27,118,401	$10,366,940	$9,858,651	8.7%	5.2%

Net investment income	2,099,256	2,210,693	663,027	725,644	-5.0%	-8.6%

Realized investment gains	929	-	2,234	-	N/M	N/M

Other income	-	32,454	-	-	N/M	N/M

Total revenue	31,571,335	29,361,548	11,032,201	10,584,295	7.5%	4.2%

Loss & loss expenses incurred	22,466,611	19,364,233	7,205,850	7,336,433	16.0%	-1.8%

Acquisition & operating expenses	9,810,578	9,715,746	3,945,637	2,945,604	1.0%	34.0%

Total expenses	32,277,189	29,079,979	11,151,487	10,282,037	11.0%	8.5%

Income (loss) before FIT	$(705,854)	$281,569	$(119,286)	$302,258	N/M	N/M

N/M= Not Meaningful

The following table presents Motor Club’s underwriting ratios for 2001 and 2000:

	For the nine months ended September 30,		For the three months ended September 30,
	2001	2000	2001	2000
Loss ratio	76.2%	71.4%	69.5%	74.4%
Expense ratio	33.3%	35.8%	38.1%	29.9%
Combined ratio	109.5%	107.2%	107.6%	104.3%

The continuing decline in Motor Club’s results was due to higher loss ratios, largely due to the impact of AICRA.  This was insufficient to offset expense ratio reductions it gained, via economies of scale resulting from the acquisition of Mountain Valley and North East and its own rapid premium growth.

The increase in PPA writings has been in part caused by a number of companies, comprising nearly 25% of the market, announcing plans to withdraw or reduce their writings in the State of New Jersey.  This has caused significant disruption in the marketplace, as consumers are forced to seek new carriers in an insurance marketplace with dramatically reduced capacity.  Certain of these companies had appointed producers wherein Motor Club and that company were either the only option to place coverage with or were among a limited number of options for those producers.

As a result of this and New Jersey’s restrictive take-all-comers laws, Motor Club has been forced to write this business, particularly through July 18, 2001, in urban enterprise zones (“UEZ’s”) that it otherwise would not have written.  This business is significantly less profitable than PPA business previously written, as the majority of it is written as liability-only coverage.  We believe Motor Club’s liability rates are not adequate for the experience and exposure these coverages have.  Policy count has subsequently increased by 12% in 2001 as compared to 2000, which is greater than the increase in premium revenue.

                Net investment income declined due to lower invested assets as a result of AICRA’s impact on the segment, in the form of higher paid losses which were offset by the growth in premium.

The higher losses and LAE incurred reflect both the growth of Motor Club’s PPA business and the underlying unprofitability of this new business.  The higher loss ratios in 2001 are due to continuing increases in first party medical or PIP claims in Accident Year 2001, consistent with the successive increases experienced in Accident Year 2000 and 1999 after the AICRA rate rollback and related reforms were implemented. Physical damage loss ratios in 2001 were also higher than in 2000.

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

                During the first nine months of 2001, the loss ratio was increased further by higher loss ratios for Bodily Injury (“BI”) or third party liability claims.  Prior to 2001, the BI loss ratio had been improving slightly, due to the impact of the AICRA reforms on this coverage (including reduced litigation), consistent with the stated objectives of AICRA.  The increased BI loss ratio in 2001 appears to be a function of the increased writings of unprofitable business that Motor Club has been required to write, as opposed to the adverse effects of AICRA.  However, we do think it remains premature to conclude that the favorable BI development prior to 2001 will continue in future Accident Years, or that Accident Years 2001 or 2000 may not adversely develop. This is due to the volatile nature of New Jersey PPA, including the regulatory, judicial and legislative environments.

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

                As a result, Motor Club’s premium written to surplus ratio remains in excess of 3 to 1.  The increased submissions of NJ PPA business by producers that the Company is required to write, combined with the poor results of operations, increased the premium written to surplus ratio to 4.20 to 1 for the twelve months ended September 30, 2001.   The same ratio was 3.18 to 1 for the year ended December 31, 2000.  In addition, Motor Club’s liabilities in relation to its statutory surplus are at a level whereby adverse development of claims, particularly as a result of the impact of AICRA, could further reduce its surplus, thus decreasing its RBC ratios, possibly to a level which would require action as prescribed by law.

                On May 15, 2001, the Company was advised by the NJ DOBI that its April 30, 2001 application for take-all-comers relief had been denied.  Motor Club requested reconsideration of the decision, based on what it viewed as an incomplete evaluation of the facts and circumstances regarding its application by the NJ DOBI, including Motor Club’s first quarter results.

                On July 18, 2001, Motor Club was granted certain relief by the NJ DOBI with regard to its private passenger automobile operations. The relief is designed to improve Motor Club's deteriorating financial condition. Motor Club's premium to surplus ratio no longer meets industry standards, its share of urban enterprise zone ("UEZ") business (where it writes double its required amount) is disproportionately high, and A.M. Best recently downgraded Motor Club. The relief includes the cessation through December 31, 2001 of accepting new business in UEZ's, the non-renewal for a one-year period of a number of UEZ risks and relief from assigned risk business.  Motor Club is implementing the relief provided in the third quarter 2001.

                In November 2001, Motor Club was permitted to adjust its tier rating program and, on an overall revenue-neutral basis to its inforce book of-business, its premium rates.  Under the latter changes, Motor Club is increasing its liability rates by 6.0% and reducing its physical damage rates by approximately 8.4%.  Finally, Motor Club is reducing its commission rates on new business from 10% to 7%.We believe these changes, all of  which will take effect in December 2001, will assist in improving Motor Club’s financial condition prospectively.

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

                Motor Club’s expense ratio declined in 2001 as compared to 2000 as a result of lower expenses and its rapid growth in premium.  In large part the decline in expenses is due to the economies of scale gained from the acquisition of Mountain Valley and North East.  We allocated approximately $1,626,000 in costs previously attributable to Motor Club to Mountain Valley and North East in 2001 without any significant increase in overall expenditures other than those noted below.  This allocation, combined with Motor Club’s own premium growth, accounts for the improvement in the expense ratio.

Other Revenues and Expenses

                The following table sets forth other revenues and expenses of the Company for each of the nine and three months ended September 30:

	For the nine months ended September 30,		For the three months ended September 30,		Percent change in the period ended September 30, 2001 vs. 2000
	2001	2000	2001	2000	Nine months	Three months

Merger-related expenses	$-	$354,097	$-	$-	N/M	N/M

Other corporate, net	410,033	293,652	119,400	26,903	39.6%	343.8%

Interest expense	1,547,681	1,366,976	515,893	525,966	13.2%	-1.9%

Amortization of goodwill	63,522	63,522	21,174	21,174	-	-

Federal income tax provision (benefit)	(157,758)	815,687	(102,958)	375,348	-119.3%	-127.4%

                N/M= Not Meaningful

                The merger expenses relate to the acquisition of Mountain Valley in 2000.

The increase in interest expense reflects the issuance of $11.5 million in Debt in February 2000, related to our acquisition of Mountain Valley.  Thus, the increase in the nine months ended September 30, 2001 compared to 2000 is due to a full period charge in 2001, while the amount in 2000 was for a partial charge of the same item.

Liquidity and Capital Resources

Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. Cash outflows can be variable because of uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate.

As a holding company, the Company derives cash from its subsidiaries in the form of dividends, tax payments and management fees. The Company uses cash to pay debt service, Federal income taxes and operating expenses. We also may provide capital to our subsidiaries.  Maximum amounts of dividends that can be taken without regulatory approval are prescribed by statute (see Note K of Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report on Form 10-K).

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

                The Insurance Companies are highly liquid, receiving substantial cash from premiums, investment income, service fees and proceeds from sales and maturities of portfolio investments.  The principal outflows of cash are payments of claims, taxes, interest, operating expenses and dividends.  Accordingly, the Insurance Companies maintain investment and reinsurance programs generally intended to provide adequate funds to pay claims without forced sales of investments.  The Insurance Companies model their exposure to catastrophes and generally have the ability to pay claims without selling securities.  Even in years of greater catastrophe frequency, the Insurance Companies have been able to pay claims without liquidating any investments.  See Note 8 in the Notes to Financial Statements in this Form 10-Q for additional discussion of the impact of the September 11, 2001 terrorist attacks on the Company’s reinsurance programs.  The Insurance Companies’ policy with respect to fixed maturity investments is to purchase only those that are of investment grade quality.

                See Note K of the Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report on Form 10-K for additional discussion of the NAIC risk-based capital standards and Codification of Statutory Accounting Principles with an effective date of January 1, 2001.

                As a company with insurance subsidiaries that invests substantial sums in fixed income securities, we are accustomed to fluctuations in the value of our fixed income investments. We have identified one hundred percent of those investments as available for sale pursuant to SFAS 115.  Accordingly, changes in the value of those investments are recorded as other comprehensive income.  Because our investment portfolios are composed completely of securities which are generally highly liquid (i.e., U.S. government securities and investment grade corporate bonds), and our credit reviews have not indicated any downgrades, there are no grounds to believe that any unrealized losses are other than temporary.  At September 30, 2001, the net unrealized gain on fixed maturity investments was approximately $2,904,000, net of deferred taxes.  In addition, the combination of the duration of the portfolio being sufficiently short (approximately 3.46 and 3.60 years at December 31, 2000 and 1999, respectively), combined with the highly liquid nature of those securities and our proclivity to hold those bonds to maturity (although they are classified as available-for-sale), the par value of those bonds should be fully realized at maturity, resulting in those unrealized gains and losses being temporary.

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

Operating and Investing Activities

                Net cash provided by operating activities was $2,237,000 and $6,142,000 in the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash flow from operating activities in the nine months ended September 30, 2001 as compared to 2000 reflects the poorer results of operations of Mountain Valley and higher PPA paid losses by Motor Club.

                Excluding the acquisition of Mountain Valley in 2000, net cash provided by and utilized in investing activities was $8,589,000 in 2001 and $13,035,000 in 2000, respectively, reflecting the investment of cash provided by operating and financing activities.

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

                At September 30, 2001, the Company has unamortized goodwill in the amount of $1,446,000 which will be subject to transition provisions of SFAS No. 141 and 142.  Amortization expense related to goodwill was $64,000 for both the nine month periods ended September 30, 2001 and 2000.  The Company has not yet determined an estimate of the impact of adopting SFAS No. 141 and 142 on its financial statements at the date of this report.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

                This Report on Form 10-Q contains statements that are not historical facts and are considered “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as “believes”, “expects”,  “may”, “will”, “should”, “anticipates”, the negatives thereof, or by discussions of strategy.  Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company.  These include, but are not limited to, the cyclical nature of the property casualty insurance industry, the impact of competition, product demand and pricing, claims development and the process of estimating reserves, the level of the Company’s retentions, catastrophe and storm losses, legislative and regulatory developments, changes in the ratings assigned to the Company by rating agencies, investment results, availability and cost of reinsurance, (particularly with regard to terrorism exposures), availability of  dividends from our insurance company subsidiaries, investing substantial amounts in our information systems and technology, the ability of our reinsurers to pay reinsurance recoverables owed to us, our entry into new markets, our acquisition of North East Insurance Company on September 24, 1999, our acquisition of Mountain Valley Indemnity Company on March 1, 2000, our successful integration of these acquisitions, potential future tax liabilities related to an insolvent subsidiary and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede our ability to charge adequate rates, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including this Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices and interest rates.  The Company attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.

                The Company has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to September 30, 2001.  In addition, the Company has maintained approximately the same investment mix during this period.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8–K

a) Exhibits

None

b) Reports on Form 8-K

During the quarter ended September 30, 2001, the Company filed the following Reports on Form 8-K:

1.          Report dated July 18, 2001 with respect to a press release announcing additional developments in the Company’s Motor Club of America Insurance Company unit regarding its private passenger automobile business.

2.          Report dated August 15, 2001 with respect to a press release announcing results of operations for the second quarter and six months ended June 30, 2001.

3.          Report dated September 14, 2001 with respect to a press release announcing the dismissal of PricewaterhouseCoopers, LLP, and the appointment of Ernst & Young, LLP, as the Company’s independent auditors for the fiscal year ended December 31, 2001.

4.          Report dated September 21, 2001 with respect to a press release reporting that the Company expected limited net losses from the September 11 terrorist attack on the World Trade Center.

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

Dated:                 November 14, 2001