Form 10-K405/A
period 1998-12-31
PRESERVER GROUP INC
filed 2002-01-10
CIK 68480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end	Commission File Number
December 31, 1998	0–671

MOTOR CLUB OF AMERICA

(Exact name of registrant as specified in its charter)

New Jersey	22-0747730
(State of incorporation)	(I.R.S. Employer Identification No.)

95 Route 17 South, Paramus, New Jersey	07653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (201) 291–2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value) $.50 per share

(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒

The aggregate market value of the voting Common Stock (par value $.50 per share) held by non–affiliates on March 26, 1999 was $15,895,456 based on the closing selling price.

2,116,429 shares of Common Stock were outstanding as of March 26, 1999.

Documents Incorporated by Reference:  Portions of the registrant’s definitive proxy statement issued in conjunction with the June 9, 1999 Annual Meeting of Shareholders (Part III).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 amends the Form 10-K by restating certain financial information for prior periods which is discussed in Note U of the notes to consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOR CLUB OF AMERICA

                                                                                                                                (Registrant)

Dated: January 9, 2002	By s/Patrick J. Haveron
Patrick J. Haveron
Executive Vice President,
Chief Executive Officer and Chief
Financial Officer

By s/Francis J. Fenwick
Francis J. Fenwick
Vice President - Finance
and Chief Accounting Officer

MOTOR CLUB OF AMERICA

ANNUAL REPORT ON FORM 10-K/A

DECEMBER 31, 1998

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

Cautionary Statement

This Report on Form 10-K contains statements that are not historical facts and are considered “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995), which can be identified by terms such as “believes”, “expects”,  “may”, “will”, “should”, “anticipates”, the negatives thereof, or by discussions of strategy.  Certain statements contained herein are forward-looking statements that involve risks, uncertainties, opinions and predictions, and no assurance can be given that the future results will be achieved since events or results may differ materially as a result of risks facing the Company.  These include, but are not limited to, economic, market or regulatory conditions as well as risks associated with Motor Club of America’s entry into new markets;  Motor Club of America’s pending merger with North East Insurance Company; diversification; catastrophic events; potential future tax liabilities related to an insolvent subsidiary; and state regulatory and legislative actions which can affect the profitability of certain lines of business and impede Motor Club of America’s ability to charge adequate rates.  Accordingly, Motor Club of America’s premium growth and underwriting results have been and will continue to be potentially materially affected by these factors.

                                                                                                 PART I

Item 1. Business

 (a)          General Development of Business

Motor Club of America (the “Registrant”) and a group of wholly-owned subsidiaries of which the Registrant is parent, are known as the “Motor Club of America Companies” (the “Motor Club of America Group”) and provide property and casualty insurance services.  The Registrant, incorporated in New Jersey in 1933 as “Automobile Association of New Jersey”, is the successor to a New Jersey corporation organized in 1926.  The present name was adopted in 1958.

The Registrant has two subsidiaries which write property and casualty insurance, Motor Club of America Insurance Company (“Motor Club”) and Preserver Insurance Company (“Preserver”).  Motor Club writes private passenger automobile (“PPA”)  business. Preserver writes small commercial, homeowners and ancillary coverages.  Motor Club and Preserver are collectively referred to as the “Insurance Companies”.  The Insurance Companies are domiciled in the State of New Jersey.

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

On March 16, 1999, the Registrant signed a definitive Agreement and Plan of Merger (“Merger Agreement”) to acquire North East Insurance Company (“North East”) through a merger of a wholly-owned subsidiary of the Registrant with and into North East (“Merger”).  North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine and trading under the symbol NEIC.  Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock, (b) one share of the Registrant’s common stock for each 5.25 shares of North East common stock, or (c) a combination thereof.  If the North East shareholders in the aggregate elect to exchange more than 50% of their shares for the Registrant’s stock, the aggregate percentage will be ratably reduced to 50%.

Consummation of the Merger is subject to the satisfaction of certain conditions set forth in the merger agreement, including approval from the shareholders of the Registrant and North East and authorization by state insurance regulators.  Both the Registrant and North East expect that these conditions will be satisfied in due course.

The Company has restated certain financial information for prior periods, which is discussed in Note U of the Notes to Consolidated Financial Statements.

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

The Registrant anticipates continuing its emphasis of the small commercial and ancillary coverages written by Preserver in the State of New Jersey.  Commencing in 1998, Preserver began to offer workers’ compensation insurance as part of its commercial lines product offerings, along with product offerings in boiler and machinery and umbrella coverages which were enhanced in 1997.  New PPA writings by Motor Club are expected to continue as well.

Preserver has sought to increase its identity as a commercial lines market through these product improvements as well as a new corporate identification program, specifically, its “Preserver - The Business Advantage” logo.  The Registrant believes these improvements, combined with Preserver’s existing product line, enable Preserver to offer a broad, competitive product line which will grow steadily in the future.

As of December 31, 1998, the Insurance Companies had a pooled rating of B+ (Very Good) by A.M. Best Company, Inc. (“Best”).  See Item 1(c) “Narrative Description of Business - Fire and Casualty Insurance Operations - Pooling Arrangement”.

In January 1999, Preserver and Motor Club received separate ratings of B+ (Very Good) from Best.  Best ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.  Management believes that the Best rating is an important factor in marketing the Insurance Companies’ products, and in particular Preserver’s, to their agents and customers.

From January 1, 1996 to December 31, 1997, Preserver and Motor Club participated in an intercompany pooling agreement (“Pooling”) under which their property and casualty business was combined.  See Item 1(c) “Narrative Description of Business - Fire and Casualty Insurance Operations - Pooling Arrangement” for further details. In each of Accident Years 1996 and 1997, Preserver’s participation in the Pooling was 30% and Motor Club’s was 70%.

Effective July 1, 1998, Motor Club began converting its existing policies with six month terms to twelve month policy terms (the “Policy Term Conversion”).  Management believes this measure will further improve the Registrant’s operating efficiency and service levels, and reduce expenses.  While the Policy Term Conversion will, for a one year period commencing July 1, 1998, temporarily increase the amount of premiums written by Motor Club, it will not effect the amount of premiums earned.

The table which follows reflects the increase in premium written as a result of the Policy Term Conversion and sets forth the direct premiums written, by line of insurance, for the Insurance Companies for the last five years:

Direct Written Premiums

(Amounts in Thousands - Exclusive of Service Charges)

	1998		1997		1996		1995		1994
	Direct	Percent	Direct	Percent	Direct	Percent	Direct	Percent	Direct	Percent
Program	Premium	of Total	Premium	of Total	Premium	of Total	Premium	of Total	Premium	of Total

Private Passenger Automobile	$54,254	76.7%	$43,238	74.7%	$41,055	76.0%	$32,100	73.1%	$27,636	74.4%
Commercial Lines	9,672	13.7%	8,019	13.9%	6,744	12.5%	5,828	13.3%	4,431	12.0%
Personal Property	6,833	9.6%	6,596	11.4%	6,216	11.5%	5,972	13.6%	5,056	13.6%
Total	$70,759	100.0%	$57,853	100.0%	$54,015	100.0%	$43,900	100.0%	$37,123	100.0%

The following table sets forth ratios for the Insurance Companies prepared in accordance with generally accepted accounting principles (“GAAP”) and with statutory accounting practices (“SAP”) prescribed or permitted by state insurance authorities.  The SAP combined ratio, a standard measure of underwriting profitability, is the sum of: (i) the ratio of incurred losses and loss expenses to net earned premium (“loss ratio”); and (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium (“expense ratio”).  The GAAP combined ratio is calculated in the same manner except that it is based on GAAP amounts and the denominator for each component is net earned premium.

	December 31,
	1998	1997	1996
GAAP operating ratios:
Loss ratio	68.6%	65.1%	64.5%
Expense ratio	29.1%	33.3%	37.9%
Combined ratio	97.7%	98.4%	102.4%
Statutory operating ratios:
Loss ratio	69.9%	66.3%	66.6%
Expense ratio	28.8%	32.4%	37.5%
Combined ratio	98.7%	98.7%	104.1%

In general, when the combined ratio is under 100%, underwriting results are considered profitable.  Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable.  The combined ratio reflects underwriting results and not investment income, federal income taxes or other non-operating income or expense.  The Registrant’s operating income is a function of both underwriting results and investment income.

Pooling Arrangement

From January 1, 1996 to December 31, 1997, the Insurance Companies participated in an intercompany pooling arrangement (“Pooling”) with each other.  Since the inception of the Pooling, it was the Registrant’s intention to maintain the Pooling only until Preserver could secure a separate Best rating equal to or greater than the pooled Best rating of B+ (Very Good).

On December 17, 1998, the New Jersey Department of Banking and Insurance (“NJ DOBI”) approved the termination of the pooling agreement on a run-off basis effective January 1, 1998, which means that losses on the years covered by the Pooling will still be pooled until they are completely settled.  Pursuant to the approved Pooling termination, the Insurance Companies have no further liability to each other under the pooling agreement as to losses occurring after December 31, 1997.  As noted previously, Preserver received a separate rating of B+ (Very Good) from Best in January 1999.

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

Pursuant to the terms of the Pooling, Preserver ceded to Motor Club 100% of its net premiums on all of its business as of January 1, 1996 and between that date and December 31, 1997, and 100% of its net losses and expenses on all of its business occurring between January 1, 1996 and December 31, 1997. All of Motor Club’s net  premiums, losses and expenses during these same periods, as applicable, were included in the pooled business.  Motor Club then retroceded to Preserver 30% of the premiums, losses and expenses subject to the Pooling, and retained the remaining 70%.  The Pooling does  not legally discharge the Insurance Companies from their primary liability for the full amount of the policies ceded.

Loss Reserves

Reserves for unpaid losses and loss expenses at any report date reflect the estimate of the liabilities for the ultimate net loss of reported claims and estimated incurred but not reported claims.

The liability for unpaid losses and loss expenses is determined using case–basis evaluations and statistical projections and represents estimates of the ultimate net cost of all unpaid losses and loss expenses through December 31 of each year.  These estimates are continually reviewed and refined as historical experience develops, new information becomes known and the effects of trends in future claim severity and frequency are considered.

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

The following table presents a reconciliation of beginning and ending liability balances for 1998, 1997 and 1996, reported under GAAP:

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

	1998	1997	1996
	(Thousands of Dollars)
Liability for losses and loss expenses, net of reinsurance recoverables, at January 1	$32,884	$28,114	$23,409
Incurred losses and loss expenses
Provision for current year claims	32,598	29,369	28,244
Increase in provision for prior years’ Claims	3,881	3,773	904
Total incurred losses and loss expenses	36,479	33,142	29,148
Payments for losses and loss expenses
Payments on current year claims	12,038	12,169	13,029
Payments on prior years’ claims	17,511	16,203	11,414
Total payments for losses and loss expenses	29,549	28,372	24,443
Liability for losses and loss expenses, net of reinsurance recoverables, at December 31	39,814	32,884	28,114
Reinsurance recoverables on unpaid losses and loss expenses, at December 31	18,521	17,363	19,553
Liability for losses and loss expenses, gross of reinsurance recoverables, at December 31	$58,335	$50,247	$47,667

The reconciliation shows a 1998 deficiency of $3,881,000 in the liability recorded at December 31, 1997.  The deficiency is primarily the result of; (1) initial net adverse development of reserves at December 31, 1997 which is consistent with the Registrant’s loss development history; and (2) continuing adverse development of losses incurred in 1996.

The Registrant believes that its book of business, particularly Motor Club’s PPA book of business, has loss development characteristics which result in initial adverse development (“Initial Development”) but ultimately develop closer to the reserves initially established.  This Initial Development typically occurs during the first 24 to 36 months of a given year’s reserves.  Historically, the Initial Development has been offset by redundancies from older years approximating or greater than the Initial Development.  However, as Motor Club’s PPA book of business has grown, the Initial Development has been greater than the redundancies in  older years.

The Registrant believes that as the new PPA book of business written by Motor Club continues to stabilize and  mature, the Net Cumulative Deficiency in the more recent years will decline and thus the deficiencies indicated will diminish.  The Registrant believes this pattern is supported by the generally sequential decline in the Net Cumulative Deficiency from the most recent year presented to the oldest year presented.  The Registrant also believes that the Initial Development referred to is generally consistent and identifiable in the table on page 14.

The Registrant also believes that the 1996 adverse development is attributable principally to losses which occurred in 1996, primarily in Motor Club’s PPA book of business.  During 1996, Motor Club’s new PPA book of business was in its first twelve months of development.  As is consistent with applicable New Jersey statutes, no business had yet been non-renewed, resulting in a book of PPA business that lacked historical experience.  Thereafter, certain business was non-renewed and the performance of the book has improved.  Given the adverse development of this particular year, it is possible that the Net Cumulative Deficiency for 1996 may not develop consistently with the other years described above, but the Registrant does not believe that this is indicative of prospective loss development for years after 1996.

The differences between the liability for unpaid losses and loss expenses reported in the Registrant’s consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with SAP are reconciled as follows:

	December 31,
	1998	1997	1996
	(thousands of dollars)
Liability for unpaid losses and loss expenses on a SAP basis (net of reinsurance recoverables on unpaid losses and loss expenses)	$43,111	$35,900	$30,686
Reinsurance recoverables on unpaid losses and loss expenses	18,521	17,363	19,553
Anticipated salvage and subrogation recoveries	(3,297)	(3,016)	(2,572)
Liability for unpaid losses and loss expenses, as reported in the Registrant’s GAAP basis financial Statements	$58,335	$50,247	$47,667

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

The table on Page 14 presents the development of the GAAP balance sheet liabilities for 1992 through 1998; data is presented for those years in which the Insurance Companies had operations.

The top line on the table shows the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and loss expenses for claims arising in that and all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The upper portion of the table shows the re–estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for development years.  The Net Cumulative Deficiency represents the aggregate change in the estimates over all prior years.  The lower section of the table shows the cumulative amounts paid with respect to previously recorded liabilities as of the end of each succeeding year.

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

LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31	1992	1993	1994	1995	1996	1997	1998
Liability for unpaid losses and loss expenses, net of reinsurance recoverables	$28,469	$25,334	$22,356	$23,409	$28,114	$32,884	$39,814
Net Liability Re–estimated as of:
One year later	27,145	26,253	23,468	24,313	31,887	36,765	—
Two years later	28,563	26,766	23,813	25,759	33,848	—	—
Three years later	28,454	26,819	24,181	25,680	—	—	—
Four years later	28,702	26,572	23,759	—	—	—	—
Five years later	28,662	26,066	—	—	—	—	—
Six years later	28,516	—	—	—	—	—	—

Net Cumulative Deficiency	$(47)	$(732)	$(1,403)	$(2,271)	$(5,734)	$(3,881)	$—

Cumulative Amount of Liability Paid Through:
One year later	12,314	12,311	11,106	11,414	16,203	17,511	—
Two years later	20,270	18,992	17,231	18,357	24,830	—	—
Three years later	24,546	23,032	20,821	22,164	—	—	—
Four years later	26,878	24,882	22,488	—	—	—	—
Five years later	27,642	25,373	—	—	—	—	—
Six years later	27,810	—	—	—

Net liability - December 31	$28,469	$25,334	$22,356	$23,409	$28,114	$32,884	39,814
Reinsurance recoverables	21,698	20,484	19,309	16,415	19,553	17,363	18,521
Gross liability - December 31	$50,167	$45,818	$41,665	$39,824	$47,667	$50,247	$58,335

Reinsurance

The Insurance Companies follow the customary industry practice of reinsuring a portion of their risks and paying to reinsurers a portion of the premiums received on the policies.  The Insurance Companies’ reinsurance program permits greater diversification of business and the ability to write larger policies while limiting  maximum net losses; in addition, the reinsurance program is designed to protect against catastrophic losses.  Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded.  Therefore, the Insurance Companies are subject to credit risk with respect to their reinsurers.  Reinsurance premiums and recoveries have been, and during the run-off period, are being allocated to the participants in the Pooling according to their respective participation percentages.

Reinsurance for property losses of Preserver is maintained under a per risk excess of loss treaty affording recovery to $2 million, in excess of a retention of $100,000.  This retention had been $75,000 until July 1, 1997.  In addition, the Insurance Companies’ catastrophe reinsurance program presently covers substantially all of the losses in excess of $500,000 up to $42.5 million.  The Company also maintains a 100% quota share treaty for boiler and machinery coverage.

Casualty reinsurance is currently maintained under an excess of loss treaty affording recovery up to $3 million, in excess of a retention of $150,000.  The Insurance Companies also maintain reinsurance coverage for personal and commercial umbrella policies up to $2 million for personal lines policies and up to $5 million for commercial lines policies.  Effective March 1, 1998, Preserver entered into reinsurance contracts for the workers’ compensation policies it commenced writing on that date.  An 80% quota share reinsurance contract on the first $500,000 of workers’ compensation coverage has been implemented; an excess of loss treaty affording coverage up to $10 million in excess of the retention of $500,000 has also been implemented.

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

There are numerous companies competing for the coverages which Preserver offers in New Jersey, many of which are substantially larger and have considerably greater resources than Preserver.  In addition, because Preserver’s insurance products are marketed exclusively through independent insurance agencies, most of which represent more than one insurance company, Preserver faces competition within each agency.

While Motor Club distributes its personal auto policies similarly and thus faces the same issues as Preserver in concept, the personal auto regulatory environment in New Jersey, particularly its “take-all-comers” requirements (see Regulation), has suppressed competition and effectively eliminated risk selection.  In addition, the New Jersey market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of the PPA line of business, further suppressing competition.  Finally, approximately 24% of Motor Club’s appointed independent insurance agencies represent only Motor Club for PPA coverage and thus, Motor Club has no competition for this business in those agencies.  New Jersey law also substantially restricts the ability of an insurer to terminate its agencies, limiting Motor Club’s ability to manage its agency force for PPA.  Management believes this lack of competition in PPA presents a significant business risk which must be monitored very closely on an ongoing basis.

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

During 1998, the Registrant’s investment guidelines were expanded to allow for a higher percentage of investments in investment grade corporate bonds and mortgage-backed securities and to include certain investment grade asset-backed securities, which provide more structured cash flows.   The objectives of these changes to the Registrant’s investment policy were: (1) to reduce the amount of interest risk in the portfolio; and (2) enhance portfolio yield without unreasonably increasing credit risk.  The Registrant believes these objectives have been accomplished.

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

Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates.  The Registrant views these potential changes in price within the overall context of asset and liability management.  The payout pattern of insurance liabilities are actuarially determined, to determine their duration, which is the present value of the weighted average payments expressed in years.  Duration targets are then set for the Registrant’s fixed income investment portfolio after consideration of these liabilities and other factors, which the Registrant believes mitigates the overall effect of its exposure to interest rate risk.

At December 31, 1998 and 1997, the Registrant’s investment portfolio was comprised of the following types of securities:

	December 31, 1998		December 31, 1997
	Market		Market
	Value	Percent	Value	Percent
Taxable Fixed Maturities	$69,594,904	91.6%	$56,831,444	88.1%
Short Term Investments	5,995,299	7.9%	7,150,000	11.1%
Mortgage Loans	361,038	0.5%	522,555	0.8%
Total Investment Portfolio	$75,951,241	100.0%	$64,503,999	100.0%

                                At December 31, 1998 and 1997, the taxable fixed maturity portfolio consisted of the following types of securities:

December 31, 1998

December 31, 1997

Market

Market

	Value	Percent	Value	Percent

United States Treasuries	$18,669,055	26.8%	$29,205,469	51.3%
United States Government Agencies	4,476,576	6.5%	5,495,828	9.7%
Mortgage-Backed Securities	11,213,589	16.1%	10,096,820	17.8%
Asset-Backed Securities	10,805,970	15.5%	—	—
Corporate Bonds	24,429,714	35.1%	12,033,327	21.2%
Total	$69,594,904	100.0%	$56,831,444	100.0%

Mortgage-backed securities (“MBS”) consist primarily of Government National Mortgage Association issues, along with other MBS issues of the United States Government.  Asset-backed securities (“ABS”) issues are all rated “Aaa” by Moody’s and “AAA” by Standard & Poor’s.  The underlying collateral of ABS issues at December 31, 1998 consist primarily of home equity loans.

The taxable fixed maturity portfolio duration at December 31, 1998 and 1997 was 3.69 and 3.74 years, respectively.

United States Treasuries are weighted towards maturities of five years or less, to reduce interest rate risk and match the Insurance Companies’ claims payout ratio; corporate obligations are generally weighted towards five to ten year maturities, to take advantage of the yield curve; the average life of the GNMA portfolio has been maintained at approximately 10 years to reduce interest rate risk.

Please refer to Note C in the Notes to Consolidated Financial Statements (“Notes”) for statistics regarding portfolio maturity composition.

The Registrant has not acquired, nor are there plans to acquire, below investment grade or “junk” bonds.  Ninety-seven percent of the fixed maturity portfolio as of December 31, 1998 was graded Class 1 according to the National Association of Insurance Commissioners’ valuation system.  This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

At December 31, 1998 and 1997, the Registrant’s taxable fixed maturity investment portfolio at market value by Moody’s rating was:

	December 31, 1998		December 31, 1997
	Market		Market
	Value	Percent	Value	Percent

United States Government Securities	$34,359,229	49.4%	$44,798,117	78.9%
Aaa	11,311,103	16.2%	500,000	0.9%
Aa	7,504,082	10.8%	2,797,273	4.9%
A	13,388,045	19.2%	7,078,067	12.4%
Baa	3,032,445	4.4%	1,657,987	2.9%
Total	$69,594,904	100.0%	$56,831,444	100.0%

The following table provides information about the Registrant’s taxable fixed maturity portfolio at December 31, 1998 that are sensitive to changes in interest rates.  The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates.  The cash flows are based on the earlier of the call date or the maturity date or, for mortgage and asset-backed securities, expected payments patterns.  Actual cash flows could differ from the expected amounts.

EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

					TOTAL
	1999	2000	2001	2002	2002

Thereafter

							AMORTIZED COST	ESTIMATED MARKET VALUE
Taxable— Other than mortgage- backed securities	$5,587,108	$2,906,843	$4,648,076	$3,798,001	$1,912,271	$27,072,074	$45,924,373	$47,575,345
Average interest rate	6.9%	6.7%	7.1%	6.6%	6.4%	6.4%	6.6%
Mortgage- backed Securities	1,613,735	1,198,588	1,035,728	847,843	1,111,715	5,246,077	11,053,686	11,213,589
Average interest rate	7.1%	7.0%	7.0%	6.9%	6.6%	6.6%	6.8%
Asset-backed Securities	203,704	1,802,700	1,311,088	2,547,807	1,194,550	3,638,503	10,698,352	10,805,970
Average interest Rate	6.1%	6.3%	6.3%	6.4%	6.4%	6.5%	6.4%
Total	$7,404,547	$5,908,131	$6,994,892	$7,193,651	$4,218,536	$35,956,654	$67,676,411	$69,594,904

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

The Registrant’s investment portfolio yielded 6.30%, 6.41% and 6.25% in 1998, 1997 and 1996, respectively. Including realized gains and losses, the investment portfolio yielded 6.34%, 6.41% and 6.26% in 1998, 1997 and 1996, respectively.

Regulation

General

Insurance companies are subject to supervision and regulation in the states in which they transact business.  Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition.  The primary purpose of such supervision and regulation is the protection of policyholders.  The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers; the licensing to do business of insurers and agents; the nature of and limitations on investments; premium rates for property and casualty insurance; the provisions which insurers must make for current losses and future liabilities; the deposit of securities for the benefit of policyholders; and the approval of policy forms.  Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

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

State insurance holding company acts regulate insurance holding company systems.  Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system.  Such laws further require disclosure of material transactions including the payment of “extraordinary dividends” from the insurance subsidiaries to the Registrant.

Insurance holding company acts require that all transactions within the holding company system affecting the insurance subsidiaries must be fair and equitable.  Further, approval of the insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.

The Insurance Companies are restricted by the insurance laws of New Jersey as to the amount of dividends they may pay to the Registrant without prior approval of the Commissioner of Banking and Insurance.  To the extent that statutorily defined surplus is available, the maximum dividend that may be paid by either Motor Club or Preserver during any year without prior regulatory approval is limited to the greater of 10% of that Company’s statutory surplus as of the prior December 31, or adjusted net income of that Company, for the preceding year.  Applying current regulatory restrictions as of December 31, 1998, approximately $1.4 and $1.1 million in dividends would be available for distribution by Motor Club and Preserver, respectively, to the Registrant without prior regulatory approval during 1999.  During 1998, Motor Club paid $1 million in dividends to the Registrant.  No dividends were paid in 1997 or 1996 by the Insurance Companies.

National Association of Insurance Commissioners (“NAIC”)

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

The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies, which includes the Insurance Regulating Information System (“IRIS”). IRIS identifies eleven industry ratios and specifies “usual values” for each ratio.  Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.  The Insurance Companies have, in recent years, met substantially all of the IRIS test ratios.  During 1998, Motor Club did return two unusual values as a result of the Policy Term Conversion which are not expected to recur.

NAIC model rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance.  However, NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC’s Financial Regulations Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are “accredited” by the NAIC.  Such accreditation reflects an eventual nationwide regulatory network of accredited states.  The State of New Jersey is accredited by the NAIC.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements for property/casualty insurance companies, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, credit risk, loss reserve adequacy and other business factors.  The RBC formula is used by State insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized.  Regulatory compliance is determined by a ratio of the insurer’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Insurers below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.  The ratios of each Insurance Company are in excess of that required, therefore requiring no action.

New Jersey Private Passenger Automobile

The New Jersey PPA market has historically been subject to regulatory and legislative volatility which has, at times, adversely affected the profitability of this line of business, despite New Jersey having among the highest average premium rate in the United States.  New Jersey insurance law presently requires insurers to write all eligible PPA coverage presented to them from drivers with eight points or less on their driving record.  This is commonly referred to as “take-all-comers”.

The NJ DOBI may grant an insurer relief, by written notification, from writing new PPA business pursuant to the take-all-comers provisions of New Jersey law if a showing finds that the insurer’s premium to surplus (“leverage”) ratio exceeds 3 to 1.  Motor Club’s present applicable leverage ratio for the year ended December 31, 1998 is 3.46 to 1.  However, this ratio is temporarily elevated due to the aforementioned Policy Term Conversion.  It appears that Motor Club’s leverage ratio adjusted for the Policy Term Conversion was below 3 to 1 at December 31, 1998.

In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual “flex” rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis.  Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all PPA insurance rates until March 1998, but has not yet promulgated the regulations required for insurers to file for an expedited rate increase; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the rating system which assessed surcharges to insureds’ policies for specific driving violations and accidents with a broader-based tiered rating system. Motor Club’s tier rating system was approved by the NJ DOBI and has been implemented on all PPA policies with effective dates on and after November 1, 1998.

Additional PPA legislation was enacted in 1998 which: 1) allows insureds to reduce levels of compulsory coverages, including the option to reduce their coverage for Personal Injury Protection (“PIP”) to as low as $15,000, from the presently required $250,000; 2) revises the PIP policy form to set forth the medical treatments and services, valid diagnostic tests and appropriate health care protocols which are eligible to be paid; 3) seeks to limit lawsuits by claimants by redefining of the type of injury which would be grounds for litigation; 4) replaces the present PIP arbitration system which utilizes part-time arbitrators who render only oral decisions without consulting medical professionals with one using full-time dispute resolution professionals who may refer questions of medical necessity or diagnosis to medical review organizations and who must render written decisions; 5) appoints a special fraud prosecutor to increase enforcement of fraudulent acts committed against insurance companies; 6) removes the system of territorial rating caps which have been in place since 1983, enabling insurers to modify (as appropriate) rates charged in various rating territories, which will be redefined; and 7) requires up to a 15% reduction in rates on all PPA policies.

Implementation of most of the provisions of the 1998 legislation (with one exception) will start with new policies issued on March 22, 1999.  The only exception is the redefinition of the territories and removal of the territorial rating caps, which will be implemented in 2000.  The Registrant believes that the legislation will have a modest net negative effect on Motor Club’s PPA operations and profitability, because the mandated rate reductions do not appear to be completely cost justified (based on information presently available) by the cost savings in the legislation.

Consistent with New Jersey’s regulatory and legislative history, the enacted and proposed legislation, current rate freeze and ongoing volatility could adversely affect the Registrant’s long-term profitability in the PPA line of business.

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

Motor Club Operations

On December 2, 1996, the Registrant sold Motor Club of America Enterprises, Inc. (“Enterprises”) to JVL Holding Properties, Inc. (“JVL”), a non-affiliated Oklahoma corporation, for $1,125,000, resulting in a gain of $702,000.

Pursuant to an additional agreement entered into concurrent with the sale of Enterprises, the Registrant provides certain services to Enterprises’ members whose memberships are written with PPA policies written by Motor Club.  In exchange, the Registrant receives a servicing fee from JVL.  The Registrant also receives certain fees for other memberships written by Enterprises, as defined by this additional agreement.  The Registrant earned $134,000 and $143,000 in fees from this agreement in 1998 and 1997, respectively.

Year 2000

The Registrant has been addressing the issues resulting from computer programs which use two digits, rather than four digits to define a year and which may be affected by the use of dates after January 1, 2000 (“Y2K Issue”). The Registrant has divided the Y2K Issue into the following three areas: (1) Internal  Technology; (2) External Technology; and (3) Insurance Issues.

The Internal Technology section pertains to the Registrant’s internal technology systems, including hardware, operating and applications software, telecommunications systems and other technology controlled or developed by the Registrant (“Business Critical Internal Technology”). These systems include the Insurance Companies’ rating and policy processing, billing, claims, management reporting and supporting applications. Internal Technology also includes the Registrant’s financial, administrative and telecommunications technology systems (“Other Internal Technology”).

The Registrant utilizes an AS/400 computer platform along with various Local Area Networks (“LAN’s”) and personal computers (“PC’s”) to operate its Internal Technology.  The operating software for the AS/400 is currently Y2K compliant.  LAN’s and PC’s will be certified as Y2K compliant no later than July 1, 1999.  Implementation of operating software has and will include testing systems operating together using aged data and critical future dates.

As of December 31, 1998, the Registrant had completed conversion of and had placed in production versions of the Policy Management Systems Corporation Point (“PMSC Point”) system which was Y2K compliant for its billing, claims and certain management reporting systems which the Registrant utilizes. Implementation of the PMSC Point software applications included testing production systems operating together using aged data and critical future dates.

As of December 31, 1998, the Registrant had completed conversion of and had placed in production versions of its rating and policy processing systems which were Y2K compliant for all of the Insurance Companies’ business.  Implementation of these software applications included testing production systems operating together using aged data and critical future dates.

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

The Registrant has been assessing its External Technology exposure to the Y2K Issue during 1998 and continues to do so in 1999. This ongoing assessment includes: (1) inventorying all operating systems and processes which are not related to its Internal Technology and rely on embedded technology not controlled by or developed by the Registrant and provided by a third-party vendor, supplier or business partner (“Business Partners”); and (2) communicating in  detail with the Business Partners as to their individual Y2K readiness. The Registrant has received responses from all such Business Partners. The Registrant will continue to identify and communicate with Business Partners as it conducts business up to, through and beyond the Year 2000 as to the Business Partners’ Y2K readiness.

The Registrant has also been assessing what action, if any, is required to limit and or eliminate the Registrant’s exposure to Y2K Issues emanating from Insurance Issues. These issues primarily relate to coverage questions which may emerge from insurance policies issued by the Insurance Companies. It is the position of the Registrant that most of the claims for losses related to the Y2K Issue are not covered by insurance policies issued by the Insurance Companies. This position is consistent with that taken by insurance companies regarding coverage and Y2K Issues. Exposure to the Y2K Issue primarily relates to commercial insurance policies issued by Preserver.

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

The Registrant has expended less than $250,000 to address Y2K Issues, almost all of it in 1998, consisting primarily of costs of internal resources. Estimated costs to complete work related to the Y2K Issue are currently less than $250,000.  The Registrant has combined Y2K conversion efforts to its Internal Technology with required enhancements not related to Y2K to the Insurance Companies’ rating and policy processing, billing, claims and management reporting applications, thereby minimizing the cost of Y2K conversion.

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

The Registrant does have risk that External Technology will suffer Y2K problems. Responses to the Registrant’s Y2K communications to date with its Business Partners have not revealed any Y2K readiness issues; however, the Registrant will continue to communicate with its Business Partners during 1999 and will develop contingency plans as appropriate.

The Registrant does have risk that its coverage positions regarding Insurance Issues will be challenged in court, or that court decisions regarding coverage involving other insurers will be applied to the Insurance Companies’ policies.

The risks associated with the Registrant’s Internal Technology, External Technology and Insurance Issues with regard to the Y2K Issue could result in an interruption in, or a failure of, certain normal business activities or operations, in addition to increased amounts of losses and loss expenses incurred. This could materially and adversely affect the Registrant’s results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K Issue, the Registrant is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Registrant’s results of operations, liquidity and financial condition. The Registrant’s efforts to address the Y2K Issue are expected to significantly reduce its level of uncertainty about the Y2K Issue. The Registrant believes that, with the steps described herein, the possibility of significant interruptions of normal operations should be reduced.  This disclosure regarding the Y2K Issue contains statements which are forward looking and that involve risks and uncertainties and qualify for the statutory safe harbor under the Private Securities Litigation Reform Act of  1995.  Future activities related to the Y2K Issue may not adhere to the anticipated schedule and cost estimates because the Registrant may encounter : (1) more problems than anticipated in bringing its Internal Technology in compliance with the Y2K Issue and not be able to provide adequate resources to address those problems; (2) unexpected problems with External Technology due to Business Partners who are not able to be in compliance with the Y2K Issues despite their communications with the Registrant to the contrary; and (3) public policy decisions related to Insurance Issues which adversely affect the Registrant’s operations.

Employees

At December 31, 1998, the Motor Club of America Group had approximately 95 employees.

Item 2. Properties

Effective January 1, 1996, the Registrant entered into a lease at 95 Route 17 South, Paramus, New Jersey.  The Registrant’s home office is located at this facility.  The lease expires on December 31, 2005.  The Registrant has an option to terminate the lease after six years, and an option to extend the lease for an additional five years after the initial lease term expires.

Item 3.  Legal Proceedings

The Insurance Companies are a party to numerous lawsuits arising in the ordinary course of their insurance business. The Registrant believes that the resolution of these lawsuits will not have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fourth quarter of 1998.

Item Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S–K. Executive Officers of the Registrant.

At December 31, 1998, the executive officers of the Registrant and their offices with the Registrant and principal occupations were as follows:

Name	Age	Office and Principal as Occupation	Years in Which Officer Has Served as Such (3)

Archer McWhorter (1)	77	Chairman of the Board of Directors and Director of the Registrant and Companies in the Motor Club of America Group	1986-1998

Stephen A. Gilbert (2)	59	President, Chief Executive Officer, General Counsel and Director of the Registrant and Companies in the Motor Club of America Group	1975–1998

Patrick J. Haveron (2)	37

Executive Vice President, Chief Financial Officer and Director of the Registrant and Companies in the Motor Club of America Group; Treasurer of Motor Club of America Insurance Company and Preserver Insurance Company

			1988-1998

Peter K. Barbano	48	Vice President, Secretary and Associate General Counsel	1993-1998

Myron Rogow	55	Vice President	1987–1998

G. Bruce Patterson	54	Vice President	1989–1998

Charles J. Pelosi	53	Vice President	1983–1998

Norma Rodriguez	49	Treasurer	1984–1998

(l)            Chairman of the Board of Directors of Companies in the Motor Club of America Group; from 1995 to March 1997, Director of National Car Rental Systems, Inc. and affiliated corporations, a car rental enterprise (“NCR”); from 1995 to February 1997, one-third owner of Santa Ana Holdings, Inc., which exchanged its 90% stock interest in NCR for stock in Republic Industries, Inc.; from February 1997 to February 1998, consultant to NCR; President (to January 1996) of Acceptance Inc., a finance company.

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

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Registrant’s Common Stock trades on the NASDAQ Stock Market under the symbol MOTR.  The following are the high and the low selling prices for each quarter of 1997 and 1998, as reported by the NASDAQ:

1997
Quarter	High	Low
I	11 5/8	9 1/2
II	14 1/2	9 7/8
III	14 1/2	11 7/8
IV	14 1/2	12 1/4

1998
Quarter	High	Low
I	17 1/2	13 5/8
II	17 5/8	15
III	15 3/4	10
IV	15 1/4	11 1/2

There were approximately 483 holders of record of the Common Stock of the Registrant as of December 31, 1998.  The Registrant paid no dividends in 1997 and 1998.

Item 6.  Selected Financial Data

	Years ended December 31,
	1998*	1997*	1996*	1995	1994
	(in thousands, except as to per share data)
Operating Results:
Revenues from operations	$53,347	$51,102	$46,525	$36,703	$29,471
Realized gains (losses) on sale of investments	28	—	5	57	(43)
Realized gain on sale of Subsidiary	—	—	702	—	—
Net investment income	4,305	3,595	3,087	2,764	2,730
Total revenues	$57,680	$54,697	$50,319	$39,524	$32,158
Income before federal income taxes	$5,719	$4,630	$3,297	$2,455	$5,039
Net income	$3,778	$3,357	$5,330	$2,417	$5,035

Financial Condition:
Total assets	$131,046	$102,787	$97,128	$81,959	$79,172
Shareholders’ equity	$28,814	$24,415	$20,381	$14,081	$10,546

Per Common Share:
Net income – Basic	$1.79	$1.62	$2.61	$1.18	$2.46
Net income – Diluted	$1.78	$1.60	$2.56	$1.17	$2.46
Book Value	$13.61	$11.66	$9.95	$6.89	$5.16

Weighted average number of shares outstanding:
Basic	2,108,722	2,074,473	2,045,590	2,043,197	2,043,004
Diluted	2,121,366	2,102,395	2,081,080	2,061,791	2,043,004

Significant Insurance Indicators:
Net premiums written	$64,303	$51,680	$47,337	$38,073	$31,797
Loss and loss expense ratio	68.6%	65.1%	64.5%	58.7%	54.8%
Expense ratio	29.1%	33.3%	37.9%	43.9%	39.3%
Combined ratio	97.7%	98.4%	102.4%	102.6%	94.1%

* The financial data as of and for the years ended December 31, 1996, 1997 and 1998 have been restated as described in Note U in the Notes to the Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business Operations

The Registrant and a group of affiliated corporations provide property and casualty insurance related services.  The Registrant also operated until December 1, 1996 a motor club through Enterprises.  One hundred percent of the Registrant’s insurance operations are presently in the State of New Jersey.

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

On March 16, 1999, the Registrant signed a definitive Agreement and Plan of Merger (“Merger Agreement”) to acquire North East through a merger of a wholly-owned subsidiary of the Registrant with and into North East (“Merger”).  North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine and trading under the symbol NEIC.

Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock, (b) one share of the Registrant’s common stock for each 5.25 shares of North East common stock, or (c) a combination thereof.  If the North East shareholders in the aggregate elect to exchange more than 50% of their shares for the Registrant’s stock, the aggregate percentage will be ratably reduced to 50%.

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

Results of Operations

In March 2001, the Company’s management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not bee recorded.  These tax matters relate to the tax effects of temporary differences arising from MCAIC, which was de-consolidated for financial reporting purposes due to its insolvency in 1992 (see Note H in the Notes to the Consolidated Financial Statements).  These tax matters have no impact on the operations, cash flow or capital and surplus of the Company’s active insurance subsidiaries or on consolidated income before Federal income taxes for the periods presented, nor is the Company subject to penalties and interest on the recording of the deferred tax liabilities.

As a result, the 1996, 1997 and 1998 Consolidated Financial Statements have been restated from amounts previously reported.  The principal effects of these items on the accompanying financial statements are presented in Note U in the Notes to Consolidated Financial Statements.

In addition, deferred tax assets were not recorded for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income.  Shareholders’ equity at December 31, 1996 increased by $1,594,906, representing the cumulative effect on prior periods’ results of revising the tax accrual.

The table below reconciles operating net income to reported net income for 1996 with adjustments for certain unusual and non-recurring items (all per share amounts shown are basic):

	1998 (Restated)		1997 (Restated)		1996

	Amount	Per Share	Amount	Per Share	Amount	Per Share

Operating net income	$3,778,384	$1.79	$3,356,399	$1.62	$3,436,343	$1.69
Lease termination charge (1)	—	—	—	—	(359,077)	(0.18)
Non-recurring tenancy and relocation charges (2)	—	—	—	—	(327,916)	(0.16)
Reinsurance settlement (3)	—	—	—	—	(197,196)	(0.10)
Sale of Enterprises (4)	—	—	—	—	702,419	0.34
Deferred tax asset recognition (5)	—	—	—	—	2,075,535	1.02
Net income	$3,778,384	$1.79	$3,356,399	$1.62	$5,330,108	$2.61

(1)           This non-recurring charge was incurred in connection with the termination of the lease of the office building in which the Registrant and its subsidiaries formerly operated.

(2)           These non-recurring charges were incurred in connection with the Registrant’s tenancy at its former office building and its subsequent relocation.

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

1998 Compared to 1997

The 13% increase in net income was largely due to the elimination of FAIR Act assessments paid through 1997, when $971,000 in expenses were incurred for this assessment.  Absent the FAIR Act assessments in 1997, pre-tax income increased $118,000 or 2% in 1998 as compared to 1997, due to continuing improvements in the combined ratio and higher revenues for Preserver, higher investment income, offset by higher combined ratios for Motor Club due to the increasing effects of the new PPA business which it has written.

Insurance premiums increased by $2,298,000 or 5% during the year, due primarily to commercial lines premiums written by Preserver and savings on reinsurance programs. The following table details the increases in Insurance Premiums:

	Increase in
	Net
Class of Business	Premium	Percent
Private Passenger Automobile	$659,000	2%
Commercial Lines	951,000	14%
Personal Property	688,000	14%
Total	$2,298,000	5%

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

The increase in Motor Club’s PPA loss and loss expense ratio is largely due to the new business written by Motor Club since January 1995 which constituted 53% of Motor Club’s total PPA business as of December 31, 1998. The Registrant has reserved the ultimate development of this new business at a loss and loss expense ratio of approximately 78%; the underlying loss development to date for each accident year on this new business has supported the ultimate development selected, with the exception of Accident Year 1996, which has developed approximately 25% worse than anticipated.  This has been the primary cause of some initial deficient development in the Registrant’s loss reserves in 1997 and 1998.  However, the Registrant believes that the 1996 Accident Year experience is not indicative of the overall book of business and subsequent accident year development continues to support the ultimate loss ratios utilized.

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

Preserver continues to experience stable loss and loss expenses and loss ratios.  During September 1998, severe storms struck New Jersey, resulting in $217,000 in losses to Preserver which increased its loss ratio by 2 points during 1998.  Frequency of losses remains at acceptable levels for all lines of Preserver’s business.

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

The $343,000 or 20% increase in other operating expenses is due to increased expenditures related to the Registrant’s merger and acquisition efforts along with expenditures to comply with the PPA reforms being implemented in New Jersey.

This decrease in net expenses is the realization of the Registrant’s previously stated strategy to increase its revenue while decreasing its overhead expenditures and has resulted in a decrease in the expense ratio to 29.1% in 1998 as compared to 31.4% in 1997 (as adjusted for the FAIR Act assessments described above).

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

However, during 1999, the aforementioned completion of the Policy Term Conversion, in conjunction with the rate rollback required under the 1998 PPA reforms, may increase the Registrant’s expense ratio.  Although the Registrant anticipates that the net impact of these reforms will be a modest net negative, the impact of these reforms on premiums, losses, expenses or related financial ratios cannot be completely quantified.

The Registrant’s book value increased to $13.61 per share at December 31, 1998 from $11.66 per share at December 31, 1997.  The principal sources of the net increase were:  (1) net income of $3,778,000 or $1.79 per share described previously;  and (2) $668,000 or $.32 per share increase due to the increase (net of applicable deferred taxes) in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”).

These increases in book value were offset by (1) $105,000 or $.08 decrease per share (net of applicable deferred taxes) due to the increase of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant; and (2) the dilutive effects ($.08 per share) of the issuance of 22,000 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans.  See Note O of the Notes for additional information regarding the Registrant’s stock option plans.

The increase in the minimum pension liability was the result of a decrease in the discount rate used to compute Plan liabilities to 6.75% at December 31, 1998, from 7.25% at December 31, 1997, offset by the performance of the Plan assets in excess of the expected return on these assets. See Note K of the Notes for additional information regarding the Registrant’s minimum pension liability.

1997 Compared to 1996

In 1997, increased Federal tax expense reduced operating net income by $1,232,000 as a result of utilization of the deferred tax asset recognized in 1996 as noted in the table. Operating net income was also reduced in 1996 by the effects of winter storms, which increased losses by $635,000. Excluding these items, the increase in operating net income of $517,000 or 13% was due to continuing revenue growth and a stable combined ratio. The combined ratio was 98.4% in 1997 as compared to 99.1% in 1996 (adjusted for the non-recurring items noted).  Insurance premiums increased by $5,684,000 or 13% during the year, due primarily to increased earnings of personal auto premiums written by Motor Club. The following table details the increases in Insurance Premiums:

	Increase in
Class of Business	Net Premium	Percent
Private Passenger Automobile	$4,040,000	12%
Commercial Lines	1,175,000	21%
Personal Property	469,000	11%
	$5,684,000	13%

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

The increase in Motor Club’s PPA loss and loss expense ratio is largely due to the new business written by Motor Club since January 1995.  The Registrant reserved the ultimate development of this new business at a loss and loss expense ratio of 78%.

During 1996, winter storm losses of $635,000 increased Preserver’s loss ratio from 69.2% to 75.5%.  The remaining improvement in Preserver’s loss ratio during 1997 was attributable to reduced amounts of losses, particularly large losses greater than $35,000. Frequency of losses remains at acceptable levels for all lines of Preserver’s business.

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

The Registrant’s book value increased to $11.66 per share at December 31, 1997 from $9.95 per share at December 31, 1996.  The principal sources of the net increase were:  (1) net income of $3,356,000 or $1.62 per share described previously; (2) $107,000 or $.05 increase per share (net of applicable deferred taxes) due to the reduction of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant; and (3) $327,700 or $.16 per share increase due to the increase (net of applicable deferred taxes) in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”).

These increases in book value were offset by the dilutive effects ($.12 per share) of the issuance of 46,925 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans.  See Note O of the Notes for additional information regarding the Registrant’s stock option plans.

The reduction in the minimum pension liability was the result of the performance of the Plan assets in excess of the expected return on these assets, offset by a decrease in the discount rate used to compute Plan liabilities to 7.25% at December 31, 1997, from 7.50% at December 31, 1996.  See Note K of the Notes for additional information regarding the Registrant’s minimum pension liability.

Liquidity and Capital Resources

The Insurance Companies’ need for liquidity arises primarily from the obligation to pay claims.  The primary sources of liquidity are premiums received, collections from reinsurers and proceeds from investments.

Reserving assumptions (except as noted in Loss Reserves) and payment patterns of the Insurance Companies did not materially change from the prior year and there were no unusually large retained losses resulting from claim activity.  Unpaid losses are not discounted.

Deferred tax liabilities related to MCAIC (captioned as  “Excess Loss Account” in the schedule of net deferred tax assets in Note H in the Notes to Consolidated Financial Statements) will likely be payable on the final liquidation of MCAIC by its Receiver, which the Company does not control.  It is not presently known when MCAIC’s final liquidation will occur, although the Company does anticipate that it will have approximately one year notice before this event occurs and that this should occur prior to 2006.  Accordingly, the Company may be required to seek financing depending on the timing and magnitude of this liability.

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

The Registrant’s cash and cash equivalents at year end 1996 were enhanced by the proceeds of the sale of Enterprises.  As part of its strategy to expand and diversify its insurance operations, the Registrant seeks to increase the level of cash and cash equivalents available to enable the execution of this strategy.

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

On September 30, 1998, the Registrant borrowed $3 million from Dresdner Bank, AG (the “Loan”).  The Loan assisted the Registrant with certain internal restructuring of its organization, in order to improve the prospects of Preserver to attain its own separate rating from Best, which was achieved in January 1999. Please refer to Note G in the Notes to Consolidated Financial Statements for further information on the Loan.

In connection with its announced acquisition of North East, the Registrant may borrow up to $10 million additional funds in either the public or private securities markets. While such a borrowing is not expected to have a material effect on the Registrant’s financial condition or results of operations, credit terms have not been agreed upon.  The cost of the any such borrowing is subject to rising interest rates and economic downturns. The Registrant has no other material outstanding capital commitments which would require additional financing.

Recent Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued and established standards for accounting and reporting of derivative instruments and hedging activities.  The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.  The Registrant is in the process of determining the effect, if any, of this Statement on its financial statements.

In December 1997, the Accounting Standards Executive Committee of the American Institute of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position (“SOP”) 97-3, “Accounting by Insurance and Other Enterprises for Insurance Related Assessments.”  This Statement provides guidance for the recording of a liability for insurance related assessments.  The Statement requires that a liability be recognized in certain defined circumstances. The Registrant believes that the impact of this Statement on its results of operations, financial condition or liquidity will not be significant.  This Statement is effective for the year commencing January 1, 1999.

In October 1998, AcSEC issued SOP 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.”  This Statement identifies several methods of deposit accounting and provides guidance on the application of each method.  This Statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk, and (iv) have an indeterminate risk. This Statement is effective for financial statements for the year commencing January 1, 2000.  Restatement of previously issued financial statements is not permitted.  The Registrant does not believe the Insurance Companies’ reinsurance contracts would require the deposit method of accounting.

Item 8.  Financial Statements and Supplementary Data

See Item 14 (a).

Item 9.  Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Items 10, 11, 12 and 13 are omitted from this Report on Form 10–K; the Registrant shall file a definitive proxy statement pursuant to Regulation 14A not later than April 30, 1998, which is 120 days after the close of the fiscal year of the Registrant.

PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8–K

(a)           (1)           The following financial statements are included in Part II, Item 8:

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

(2)           The following financial statement schedules for the years 1998, 1997 and 1996 (pursuant Rule 5–04 of Regulation S–X) are presented herewith:

Schedule I –           Summary of Investments– Other than

Investments in Related Parties*

Schedule II –          Condensed Financial Information

of Registrant

Schedule IV –        Reinsurance*

Schedule V –          Valuation and Qualifying

Accounts and Reserves

Schedule VI –        Supplemental Information

Concerning Property/

Casualty Insurance

Operations*

*Presented pursuant to Rule 7–05 of Regulation S–X.

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is given in the financial statements filed herewith, including the notes thereto.

                                (b)  Exhibits:

Exhibit No.	Description	Reference

2–a	Agreement and Plan of Merger between Motor Club of America and North East Insurance Company, dated as of March 16, 1999	Exhibit 2 to Motor Club of America’s Form 8-K dated March 17, 1999

3–a	Restated and Amended Certificate of Incorporation of Motor Club of America, dated June 12, 1972	Exhibit 1(i) to Motor Club of America’s Annual Report on Form 10–K for fiscal year ended December 31, 1972

3–b	By–Laws of Motor Club of America, effective March 15, 1989	Exhibit 3-l to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1988

3-c	By-law Amendment of Motor Club of America, effective August 3, 1994	Exhibit 3-m to Motor Club of America’s Form 8-K dated July 21, 1994

4–a	Specimen Certificate representing Common Stock, $.50 par value	Exhibit 4 to File No. 2–39996 on Form S–1

10–a	Motor Club of America 1987 Stock Option Plan	Exhibit 10–o to Motor Club of America’s Annual Report on Form 10–K for fiscal year ended December 31, 1987

10–b	Specimen copy of Motor Club of America 1987 Stock Option Agreement	Exhibit 10–p to Motor Club of America’s Annual Report on Form 10–K for fiscal year ended December 31, 1987

10–c	Motor Club of America 1992 Stock Option Plan	Exhibit A to Motor Club of America’s Proxy Statement for fiscal year ended December 31, 1991

10-d	Specimen copy Motor Club of America 1992 Stock Option Plan Agreement	Exhibit 10-r to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1992

10-e	Settlement Agreement between Motor Club of America et als. and Receiver of MCA Insurance Company in Liquidation et als. and related documents	Exhibit 99 to Motor Club of America’s Form 8-K dated December 20, 1994

10-f	Order dated December 30, 1994 Approving Settlement between Motor Club of America et als and Receiver of MCA Insurance Company in Liquidation et als and related conformed documents	Exhibit 99-C to Motor Club of America’s Form 8-K dated December 30, 1994

10-g	Stock Purchase Agreement between Motor Club of America and JVL Holding Properties, Inc.	Exhibit 99-F to Motor Club of America’s Form 8-K dated December 2, 1996

10-h	Agreement dated December 2, 1996 between Motor Club of America and Motor Club of America Enterprises, Inc.	Exhibit 99-G to Motor Club of America’s Form 8-K dated December 2, 1996

10–i	$3 Million Senior Unsecured Revolving Credit Facility between Motor Club of America and Dresdner Bank, AG and related documents	Exhibit 10-i to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1998

22	Subsidiaries of Motor Club of America	Exhibit 22 to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1998

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
William E. Lobeck, Jr.
Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

Motor Club of America:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of Motor Club of America and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 51 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note U, the Company has restated its December 31, 1998 and 1997 financial statements for certain tax matters.

PricewaterhouseCoopers LLP

New York, New York

March 1, 1999, except for Note U, as to which the date is April 16, 2001.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	1998	1997
	(Restated)	(Restated)
ASSETS
Investments:
Fixed maturity securities, available- for-sale, at fair value (amortized cost $67,676,411 -1998 and $55,925,617 -1997)	$69,594,904	$56,831,444
Mortgage loans on real estate – at the unpaid principal amount	361,038	522,555
Short–term investments, at fair value which approximates cost	5,995,299	7,150,000
Total investments	75,951,241	64,503,999
Cash and cash equivalents	2,773,427	222,761
Premiums receivable	20,401,069	7,809,567
Reinsurance recoverable on paid and unpaid losses and loss expenses	19,234,277	18,666,066
Notes and accounts receivable	125,444	124,669
Deferred policy acquisition costs	8,708,329	5,858,650
Fixed assets – at cost, less accumulated depreciation	1,671,902	1,586,649
Federal income tax recoverable	12,993	—
Prepaid reinsurance premiums	1,015,581	695,245
Deferred tax asset	46,625	2,098,144
Other assets	1,104,782	1,221,723
Total assets	$131,045,670	$102,787,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Losses and loss expenses	$58,335,143	$50,246,778
Unearned premiums	30,733,144	19,285,757
Commissions payable	2,835,408	1,322,669
Accounts payable	875,327	562,453
Accrued expenses	4,763,950	5,518,935
Drafts outstanding	1,688,835	1,396,215
Note payable	3,000,000	—
Other liabilities	—	27,191
Federal income taxes payable - current	—	12,851
Total liabilities	102,231,807	78,372,849
Shareholders’ Equity:
Common Stock, par value $.50 per share:
Authorized - 10,000,000 shares; issued and outstanding shares 2,116,429 - 1998 and 2,094,429 - 1997	1,058,215	1,047,215
Paid in additional capital	1,996,954	1,950,204
Accumulated other comprehensive loss	(1,828,343)	(2,391,448)
Retained earnings	27,587,037	23,808,653
Total Shareholders’ Equity	28,813,863	24,414,624
Total Liabilities and Shareholders’ Equity	$131,045,670	$102,787,473

The accompanying notes are an integral part of

these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	1998	1997	1996
	(Restated)	(Restated)
REVENUES
Insurance premiums (net of premiums ceded totaling $6,776,174, $7,151,204 and $7,273,083)	$53,175,663	$50,877,890	$45,194,073
Net investment income	4,304,507	3,594,509	3,087,112
Realized gains on sales of investments (net)	28,545	—	5,485
Realized gain on sale of subsidiary	—	—	702,419
Motor club membership fees	—	—	1,215,039
Other revenues	171,171	224,271	114,512
Total revenues	57,679,886	54,696,670	50,318,640

LOSSES AND EXPENSES
Losses and loss expenses incurred (net of reinsurance recoveries totaling $4,736,671, $3,650,474 and $6,840,459)	36,479,591	33,141,691	29,148,280
Amortization of deferred policy acquisition costs	13,375,221	15,162,320	13,678,710
Other operating expenses	2,105,668	1,762,192	3,569,564
Lease termination charge	—	—	359,077
Motor Club benefits	—	—	266,112
Total losses and expenses	51,960,480	50,066,203	47,021,743
Income before Federal income taxes	5,719,406	4,630,467	3,296,897
Benefit (provision) for Federal income taxes:
current	(179,661)	(37,573)	(42,324)
deferred	(1,761,361)	(1,236,495)	2,075,535
Total Federal income tax	(1,941,022)	(1,274,068)	2,033,211

Net income	$3,778,384	$3,356,399	$5,330,108

Net Income per common share:
Basic	$1.79	$1.62	$2.61
Diluted	$1.78	$1.60	$2.56

Weighted average common and potential common shares outstanding:
Basic	2,108,722	2,074,473	2,045,590
Diluted	2,121,366	2,102,395	2,081,080

The accompanying notes are an integral part of

these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (a)		Paid–In	Accumulated Other
	Shares		Additional	Comprehensive	Retained
	Issued	Amount	Capital	Income (Loss)(b)(c)	Earnings(c)	Total (c)

Balance at December 31, 1995	2,043,754	$1,021,876	$1,722,539	$(3,785,485)	$15,122,146	$14,081,076

Net income					5,330,108	5,330,108
Other comprehensive income, net of tax:
Unrealized investment losses net of reclassification adjustment				(1,122,378)		(1,122,378)
Minimum pension liability adjustment				2,081,906		2,081,906
Comprehensive income						6,289,636
Common stock issued	3,750	1,876	7,969			9,845
Balance at December 31, 1996	2,047,504	1,023,752	1,730,508	(2,825,957)	20,452,254	20,380,557

Net income					3,356,399	3,356,399
Other comprehensive income, net of tax: Unrealized investment gains, net of reclassification adjustment				327,721		327,721
Minimum pension liability adjustment				106,788		106,788
Comprehensive income						3,790,908
Common stock issued	46,925	23,463	219,696			243,159
Balance at December 31, 1997	2,094,429	1,047,215	1,950,204	(2,391,448)	23,808,653	24,414,624

Net income					3,778,384	3,778,384
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				668,309		668,309
Minimum pension liability adjustment				(105,204)		(105,204)
Comprehensive income						4,341,489
Common stock issued	22,000	11,000	46,750			57,750
Balance at December 31, 1998	2,116,429	$1,058,215	$1,996,954	$(1,828,343)	$27,587,037	$28,813,863

(a)        Par value $.50 per share; authorized – 10,000,000 shares.

(b)        Net of deferred taxes.

(c)        The amounts for 1996, 1997 and 1998 have been restated, see Note U.

The accompanying notes are an integral part of these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	1998	1997	1996
	(Restated)	(Restated)
Net income	$3,778,384	$3,356,399	$5,330,108
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	527,644	461,845	379,453
Amortization of bond premium - net	35,375	103,308	98,738
Gain on sale of subsidiary	—	—	(702,419)
Gain on sale of investments	(28,545)	—	(5,485)
Write-off of leasehold improvements (net) due to lease termination	—	—	227,077
Deferred tax provision (benefit)	1,761,361	1,236,495	(2,075,535)

Changes in:
Net assets of Motor Club of America
Enterprises, Inc.	—	—	(422,581)
Premiums receivable	(12,591,502)	(7,984)	(666,352)
Notes and accounts receivable	(775)	124,206	(38,922)
Deferred policy acquisition costs	(2,849,679)	(97,154)	(692,274)
Federal income tax - current	(53,035)	(13,118)	39,649
Reinsurance recoverable on paid and unpaid losses and loss expenses	(568,211)	3,101,263	(4,128,475)
Prepaid reinsurance premiums	(320,336)	450,699	47,154
Other assets	116,941	(100,563)	129,820
Losses and loss expenses	8,088,365	2,579,922	7,843,304
Unearned premiums	11,447,387	351,557	1,571,169
Commissions payable	1,512,739	(121,991)	86,908
Accounts payable	312,874	(33,332)	292,994
Accrued expenses	(914,385)	(1,089,809)	(415,706)
Drafts outstanding	292,620	86,778	(47,878)
Total cash provided by operating activities	10,547,222	10,388,521	6,850,747

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	For the years ended December 31,
	1998	1997	1996
	(Restated)	(Restated)
Investing activities:
Proceeds from:
Maturities of fixed maturities	17,444,834	4,852,707	4,442,716
Sales of fixed maturities	2,000,000	2,700,000	1,396,522
Sale of subsidiary	—	—	1,125,000
Payments received on mortgage loan principal	161,517	111,937	131,609
Sale or maturities of short- term investments	245,390,264	86,804,893	200,000
Sale of fixed assets	—	—	13,400
Purchase of:
Fixed maturities	(31,304,235)	(15,927,470)	(10,350,787)
Short–term investments	(244,133,789)	(92,206,193)	(1,745,455)
Fixed assets	(612,897)	(221,741)	(1,227,558)
Total cash utilized in investing activities	(11,054,306)	(13,885,867)	(6,014,553)
Financing activities:
Note payable	3,000,000	—	—
Common stock issued	57,750	243,159	9,845
Total cash provided by financing activities	3,057,750	243,159	9,845
Net increase (decrease) in cash	2,550,666	(3,254,187)	846,039
Cash and cash equivalents at beginning of year	222,761	3,476,948	2,630,909
Cash and cash equivalents at end of year	$2,773,427	$222,761	$3,476,948

Supplemental Disclosures of Cash Flow Information

(1) Total interest paid was $60,389 (1998), $8,890 (1997) and $8,166  (1996).

(2) Total Federal income taxes paid was $212,738(1998), $50,691 (1997) and $38,462 (1996).

The accompanying notes are an integral part of

these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Summary of Significant Accounting Policies:

(a)           Basis of Presentation and Principles of Consolidation:

The consolidated financial statements of Motor Club of America (the “Company”) include its accounts and those of its wholly–owned subsidiary companies.  The financial statements have been prepared on the basis of generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with these practices requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

The Company’s insurance subsidiaries, Motor Club of America Insurance Company (“Motor Club”) and Preserver Insurance Company (“Preserver”) are collectively referred to as the “Insurance Companies”.  All material intercompany items and transactions have been eliminated in consolidation.

(b)           Nature of Operations:

The Company is a New Jersey corporation which owns the Insurance Companies. The Company’s finance subsidiary, Motor Club of America Finance Company, was merged into the Company on December 9, 1997.  The Company’s subsidiary, Motor Club of America Enterprises, Inc. (“Enterprises”),  was sold on December 2, 1996 (see Note B, Sale of Subsidiary for further details).  Enterprises operated a motor club.  The Insurance Companies engage in property and casualty insurance, principally private passenger automobile, small commercial and homeowners insurance, produced by independent agents; at the present time, one hundred percent of the Insurance Companies’ operations are conducted in the State of New Jersey.  The Company generates substantially all of its revenues from its insurance operations.

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

(d)           Motor Club Operations:

Through December 2, 1996 (See Note B) Motor club membership fees were credited to income by the straight–line method over the terms of the contracts.  Commission expense was deferred and amortized in the same manner as the related unearned membership fees.  Other related costs were charged to expense as incurred.

(e)           Investments:

All of the Company’s fixed maturity securities are classified as available-for-sale securities, and are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of applicable deferred taxes.

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

(i)            Fixed Assets:

Depreciation on leasehold improvements is computed by the straight–line method over the remaining lease term.   Depreciation on furniture and fixtures, data processing  and other equipment, is computed by the straight–line method over the estimated useful lives, ranging from three to twenty years.

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

(m)          Comprehensive Income:

In 1998, the Company adopted SFAS No. 130 (“Comprehensive Income”), which established standards for the reporting and disclosure of comprehensive income and its components.  Comprehensive income consists of net income, the unfunded accumulated benefit obligation in excess of plan assets and net unrealized investment gains or losses and is presented separately.  The adoption of SFAS No. 130 had no impact on shareholders’ equity.  Prior year financial statements have been reclassified to conform to these requirements.  These amounts are reported net of deferred Federal income taxes.

Note B - Sale of Subsidiary:

On December 2, 1996, the Company sold Enterprises to JVL Holding Properties, Inc., (“JVL”) a non-affiliated Oklahoma corporation, for $1,125,000.  As a result of this transaction, the Company recorded a gain of $702,419.

Pursuant to an additional agreement entered into concurrent with the sale, the Company provides certain services to members whose memberships are written with private passenger automobile (“PPA”) policies written by Motor Club.  In exchange the Company receives a servicing fee from JVL.  The Company also receives certain fees for other memberships written by Enterprises, as defined by this additional agreement.  During 1998, 1997 and 1996, these fees collectively totaled $134,000, $143,000 and $11,000, respectively.

Note C – Investments:

(a)           The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1998 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government securities	$22,027,700	$1,128,251	$(10,320)	$23,145,631
Mortgage-backed securities	11,053,686	165,978	(6,075)	11,213,589
Asset-backed securities	10,698,352	107,618	—	10,805,970
Corporate securities	23,896,673	558,555	(25,514)	24,429,714
Total	$67,676,411	$1,960,402	$(41,909)	$69,594,904

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1997 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government securities	$33,950,152	$768,123	$(16,978)	$34,701,297
GNMA Mortgage-backed securities	10,015,258	131,866	(50,304)	10,096,820
Corporate securities	11,960,207	108,689	(35,569)	12,033,327
Total	$55,925,617	$1,008,678	$(102,851)	$56,831,444

The amortized cost and fair value of investments in fixed maturity securities at December 31, 1998, by contractual maturity, were as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$5,293,385	$5,359,253
Due after one year through five years	12,090,697	12,625,197
Due after five years through ten years	25,327,919	26,183,629
Due after ten years	24,964,410	25,426,825
	$67,676,411	$69,594,904

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

(b)           Net investment income by category of investments consisted of the following:

Category	1998	1997	1996
Fixed maturities	$3,950,500	$3,387,140	$3,093,534
Other, principally short–term investments	498,253	431,932	196,457
Total investment income	4,448,753	3,819,072	3,289,991
Investment expenses	144,246	224,563	197,394
Net investment income	$4,304,507	$3,594,509	$3,092,597

(c)           At December 31, 1998 and 1997, fixed maturity investments (at fair value) deposited with the New Jersey Department of Banking and Insurance (“NJ DOBI”) amounted to $222,784 and $220,859, respectively.

(d)           There were no investments in any persons and its affiliates in excess of ten percent of shareholders’ equity.

(e)           The change in net unrealized gains (losses) on investments are as follows:

	Years Ended December 31,
	1998	1997	1996
Fixed maturities	$1,012,666	$635,790	$(1,122,378)

(f)            In the opinion of management there has been no permanent impairment in the carrying amount of investments.

Note D - Unpaid Losses and Loss Expenses:

(a)           The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 1998, 1997 and 1996:

	1998	1997	1996

Balance at January 1	$50,246,778	$47,666,856	$39,823,552
Less: Reinsurance recoverables	17,363,319	19,553,223	16,414,610
Net balance at January 1	32,883,459	28,113,633	23,408,942
Incurred losses and loss expenses:
Provision for current year claims	32,598,287	29,368,738	28,244,599
Increase in provision for prior years’ claims	3,881,304	3,772,953	903,681
Total incurred losses and loss expenses	36,479,591	33,141,691	29,148,280
Payment for losses and loss expenses:
Payment on current year claims	12,038,000	12,169,000	13,029,214
Payment on prior years’ claims	17,510,773	16,202,865	11,414,375

Total payments for losses and loss expenses	29,548,773	28,371,865	24,443,589
Net balance at December 31	39,814,277	32,883,459	28,113,633
Plus: Reinsurance recoverables	18,520,866	17,363,319	19,553,223
Balance at December 31	$58,335,143	$50,246,778	$47,666,856

The reconciliation shows a 1998 deficiency of $3,881,304 in the liability recorded at December 31, 1997.  The deficiency is primarily the result of: (1) initial adverse development of reserves at December 31, 1997 which is consistent with the Company’s loss development history; and (2) continuing adverse development of losses incurred in 1996.

(b)           Losses incurred are reduced by salvage and subrogation approximating $2,661,000, $2,801,000 and $2,188,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note E – Fixed Assets:

Fixed assets consist of the following:

	1998	1997
Leasehold improvements	$191,937	$191,937
Office furniture, fixtures and data processing equipment	3,287,546	3,155,739
	3,479,483	3,347,676
Less accumulated depreciation	1,807,581	1,761,027
	$1,671,902	$1,586,649

Note F – Reinsurance:

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

As referred to in Note A, one hundred percent of the Company’s insurance operations are presently located in the State of New Jersey, the laws of which require participation in certain reinsurance funds.

Reinsurance recoverable on paid and unpaid loss and loss expenses are principally attributable to the amounts of reinsurance recoverable from the Unsatisfied Claim and Judgment Fund (“UCJF”) of the State of New Jersey, which pertains to New Jersey Personal Injury Protection claims in excess of Motor Club’s statutory retention limit of $75,000.  Reinsurance recoverable from the UCJF was $9,139,160 and $10,552,385 as of December 31, 1998 and 1997, respectively.

Motor Club is required to participate in the New Jersey Automobile Insurance Risk Exchange (“NJ AIRE”).  NJ AIRE is designed to balance differences between Motor Club’s bodily injury exposures and loss payments as compared to industry exposures and loss payments under New Jersey’s dual tort threshold system.

Assessments paid to NJ AIRE based on subject bodily injury exposures are accounted for as ceded premiums written and totaled $1,113,756, $1,728,341 and $1,613,095 in 1998, 1997 and 1996, respectively.  Reimbursements from NJ AIRE based on subject claim payment experience are accounted for as ceded losses incurred and totaled $548,415, $500,657 and $482,105 in 1998, 1997 and 1996, respectively.

Prepaid reinsurance premiums of $1,015,581 and $695,245 as of December 31, 1998 and 1997, respectively, are mainly attributable to, in 1998, Preserver’s workers’ compensation program and in both years, the Insurance Companies’ excess of loss reinsurance treaties which are with one reinsurer.

The effect of reinsurance on premiums written and earned is as follows:

	1998		1997		1996
	Written	Earned	Written	Earned	Written	Earned
Direct	$71,399,224	$59,951,837	$58,380,651	$58,029,094	$54,563,224	$52,467,156
Ceded	(7,096,511)	(6,776,174)	(6,700,505)	(7,151,204)	(7,225,929)	(7,273,083)
Net	$64,302,713	$53,175,663	$51,680,146	$50,877,890	$47,337,295	$45,194,073

(c)           During 1993, Motor Club was notified by one of its reinsurers of a dispute.  The reinsurer did not deny the validity of coverage; rather, the reinsurer indicated that it believed that a right of set-off existed for the reinsurance which Motor Club had ceded to the reinsurer for accident years 1973 to 1975 against reinsurance which MCA Insurance Company (“MCAIC”) had assumed from the reinsurer between 1968 and 1976.  Motor Club assumed the ceded reinsurance from MCAIC in 1991.  The reinsurer had indicated that payments to Motor Club would be held in abeyance pending resolution of the dispute.  Motor Club had recorded a liability of $1,695,774 at December 31, 1995.

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

Note G - Note Payable:

On September 14, 1998, the Company entered into a $3 million revolving credit facility (the “Loan”) and drew on the entire amount of the Loan on September 30, 1998.  The Loan has a three-year term and bears interest payable in varying periods depending on the interest period, not to exceed three months, at rates selected by the Company under the terms of Loan, including a Base Rate (which is the lender’s prime rate) or the Eurodollar Rate plus applicable margin of 2%.  At December 31, 1998, the interest rate under the Loan was 7.0625%.  Interest paid on the loan in 1998 was $54,146.

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

Note H – Taxes:

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

In March 2001, the Company’s management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded. In addition, deferred tax assets were not recorded that should have been for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income.  As a result, the 1997 and 1998 Consolidated Financial Statements have been restated from amounts previously reported and are discussed in Note U.

At the time of its insolvency, MCAIC realized approximately $150 million in losses, which generated a net operating loss (“NOL”) that could not be utilized at that time by either the Company or MCAIC under applicable IRS regulations and which expire in 2006.  Additional net operating losses have been experienced by MCAIC since 1992, some of which were utilized by the Company at a time when it had no tax basis in MCAIC, thus creating a deferred tax liability represented by the $710,916 “Excess Loss Account” item (for the year ended December 31, 1998) as shown in the deferred tax reconciliation of this Note.  The $150 million of NOL’s generated in 1992 will likely increase the Company’s excess loss account at the time they expire in 2006.

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

(b)           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	1998	1997
	(Restated)	(Restated)
Deferred tax assets:
Net operating loss (“NOL”) carryforward	$429,513	$3,618,464
Unpaid losses and loss expenses	1,637,930	1,385,862
Unearned premium	2,020,794	1,264,155
Minimum pension liability	1,594,090	1,539,894
Alternative minimum tax and general business credit carry-forwards	328,942	149,281
Total deferred tax assets	6,011,269	7,957,656
Deferred tax liabilities:
Deferred acquisition costs	(2,960,832)	(1,991,941)
Excess loss account	(710,916)	(529,135)
Unrealized gain on debt securities	(652,288)	(307,936)
Prepaid pension cost	(1,173,680)	(937,880)
Other deferred tax liabilities	(166,071)	(172,458)
Total deferred tax liabilities	(5,663,787)	(3,939,350)
Less: valuation allowance for deferred tax assets	(300,857)	(1,920,162)
Net deferred tax asset	$46,625	$2,098,144

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

The net operating loss carryforward of $1,263,274 expires beginning in 2009.

(c)           The provision for Federal income taxes resulted in effective tax rates lower than the statutory Federal income tax rates, as follows:

	1998	1997	1996
	(Restated)	(Restated)
Tax provision computed at statutory federal income tax rates	$(1,944,598)	$(1,574,359)	$(1,120,945)
Change in valuation allowance	—	—	3,170,855
Other-net	3,576	300,291	(16,699)
Benefit (provision)	$(1,941,022)	$(1,274,068)	$2,033,211

(d)           The Consolidated Statements of operations for the years ended December 31, 1998, 1997 and 1996 include state taxes based on insurance premiums of $189,346, $153,333 and $143,262.

Note I – Shareholders’ Equity:

(a)           The Insurance Companies are domiciled in the State of New Jersey and therefore prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the NJ DOBI (“SAP”).

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

The consolidated capital and surplus, shareholders’ equity and income of Motor Club and Preserver on a statutory and GAAP basis were as follows:

	December 31,
	1998	1997
Capital and surplus –
Statutory basis	$24,886,388	$18,129,018
Shareholders’ equity –
GAAP basis	$42,143,091	$29,308,852

	Years ended December 31,
	1998	1997	1996
Net income (loss):
Statutory basis	$(762,471)	$3,719,782	$212,807
GAAP basis	$5,157,732	$4,316,713	$2,737,318

Distribution by the Insurance Companies of the excess of GAAP shareholders’ equity over statutory capital and surplus to the Company is prohibited by law.

Note J – Contingencies:

The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business.  The Company believes that the disposition of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

Note K – Pensions:

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

On November 10, 1993, a Plan of Rehabilitation for Mutual was confirmed by the Superior Court of New Jersey.  As a result, certain amendments were made to the Plan’s contracts (“the restructured contract”), which is now transferred to the MBL Life Assurance Corporation (“MBLLAC”), the successor corporation of Mutual, where the restructured contract continues.

The restructured contract is supported by a group of life insurance companies who are participating in the Plan of Rehabilitation.  This arrangement has the effect of guaranteeing the contract balances should MBLLAC not be able to fulfill its obligations under the contract.

In October 1994, MBLLAC approved and subsequently paid a “hardship withdrawal” of $2,666,204 (net of an administrative charge of $470,507) to the Plan.

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

(b)           Pension expense for 1998, 1997 and 1996 included the following components:

	1998	1997	1996
Interest cost	$813,900	$837,900	$831,800
Expected return on plan assets	(946,800)	(862,000)	(805,000)
Recognized loss	312,500	277,900	320,100
Net periodic benefit cost benefit obligation	$179,600	$253,800	$346,900

Measurement of the Company’s benefit obligation and pension expense as of December 31 of each year used the following assumptions:

	1998	1997	1996

Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	10.00%	10.00%	10.00%
Rate of compensation increase	N/A	N/A	N/A

(c)           A reconciliation of the changes in the Plan’s benefit obligations and fair value of assets during 1998 and 1997 and a statement of the funded status of the Plan as of December 31 of each year is as follows:

	1998	1997
Change in benefit obligation:
Benefit obligation at January 1	$ 11,605,700	$ 11,591,100
Service cost	—	—

Interest Cost	813,900	837,900
Actuarial loss	568,000	403,600
Benefits paid	(1,018,700)	(1,226,900)
Benefit obligation at December 31	$ 11,968,900	$ 11,605,700

Change in plan assets:
Fair value of plan assets at January	$ 9,340,000	$ 8,791,900
Actual return on plan assets	1,165,300	1,241,500
Employer contribution	1,254,500	625,500
Benefits paid	(1,018,700)	(1,226,900)
Other	(122,400)	(92,000)
Fair value of plan assets at December 31	$ 10,618,700	$ 9,340,000

Funded Status at December 31	$ (1,350,200)	$ (2,265,700)
Unrecognized loss	4,688,500	4,529,100
Net amount recognized at December 31	$ 3,338,300	$ 2,263,400
Following are the amounts recognized in the statement of financial position as of December 31 of each year:
Accrued benefit liability	$(1,350,200)	$(2,265,700)
Accumulated other comprehensive income	4,688,500	4,529,100
Deferred tax benefit, as restated	(1,594,090)	(1,539,894)
Net amount recognized	$1,744,210	$723,506

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

Note L – Post–retirement Benefits:

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

(b)           Net periodic post-retirement benefit cost for 1998, 1997 and 1996 included the following components:

	1998	1997	1996

Service cost	$2,500	$2,300	$2,000
Interest cost	36,000	40,200	40,000
Amortization of transition obligation	28,000	28,000	28,000
Amortization of net loss	21,800	22,400	17,000
Net postretirement expense	$88,300	$92,900	$87,000

Measurement of the Company’s benefit obligation and post-retirement benefit expense as of December 31 of each year used the following assumptions:

	1998	1997	1996

Discount Rate	6.75%	7.25%	7.50%
Expected return on assets	N/A	N/A	N/A
Average rate of increase in compensation	N/A	N/A	N/A

(c)           A reconciliation of the changes in the benefit obligations and fair value of assets during 1998 and 1997 and a statement of the funded status as of December 31 of each year is as follows:

	1998	1997
Change in Accumulated Postretirement
Benefit Obligation
Benefit Obligation at January 1	$552,900	$536,000
Service Cost	2,500	2,300
Interest Cost	36,000	40,200
Employee Contributions	12,400	11,400
Benefit Paid	(125,100)	(126,900)
Actuarial loss	23,900	89,900
Benefit Obligation at December 31	$502,600	$552,900

Change in Plan Assets
Fair Value of Plan Assets at January 1	$—	$—
Company Contributions	112,700	115,500
Employee Contributions	12,400	11,400
Benefits Paid	(125,100)	(126,900)
Fair Value of Plan Assets at December 31	$—	$—

Funded Status of the Plan
Benefit obligation less than plan assets	$(502,600)	$(552,900)
Unamortized transition obligation	389,000	417,000
Unamortized net loss	257,600	255,500
Net prepaid assets	$144,000	$119,600

The following are the amounts recognized in the statement of financial position as of December 31 of each year:

	1998	1997

Prepaid benefit cost	$144,000	$119,600
Accumulated other comprehensive income	—	—
Net amount recognized	$144,000	$119,600

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

Note M - Selected Quarterly Financial Data (Unaudited):

(a)  Year ended December 31, 1998: (Restated)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues	$14,122,238	$14,196,905	$14,481,138	$14,879,605

Losses and expenses	$12,689,535	$12,629,606	$13,140,836	$13,500,503

Net income	$946,480	$1,035,397	$885,437	$911,070

Net income per common share:
Basic	$.45	$.49	$.42	$.43
Diluted	$.45	$.48	$.42	$.43

                                Reconciliation of previously reported to restated net income and per share information:

                                Net income:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Previously reported	$1,024,531	$1,134,939	$1,015,460	$1,080,861
Effect of tax adjustment	(78,051)	(99,542)	(229,565)	(169,791)
As restated	$946,480	$1,035,397	$885,437	$911,070

Per share information:

Basic:
Previously reported	$.49	$.54	$.48	$.51
Effect of tax adjustment	(.04)	(.05)	(.06)	(.08)
As restated	$.45	$.49	$.42	$.43

Diluted:
Previously reported	$.48	$.54	$.48	$.51
Effect of tax adjustment	(.03)	(.06)	(.06)	(.08)
As restated	$.45	$.48	$.42	$.43

(b)  Year ended December 31, 1997: (Restated)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues	$13,780,326	$13,624,634	$13,630,808	$13,660,902

Losses and expenses	$12,570,194	$12,457,776	$12,532,142	$12,506,091

Net income	$877,165	$845,799	$796,369	$837,066

Net income per common share:
Basic	$.43	$.41	$.38	$.40
Diluted	$.42	$.40	$.38	$.40

                                Reconciliation of previously reported to restated net income and per share information:

Net income:
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Previously reported	$921,993	$868,540	$844,910	$847,259
Effect of tax adjustment	(44,828)	(22,741)	(48,541)	(10,253)
As restated	$877,165	$845,799	$796,369	$837,066

Per share information:
Basic:
Previously reported	$.45	$.42	$.40	$.41
Effect of tax adjustment	(.02)	(.01)	(.02)	(.01)
As restated	$.43	$.41	$.38	$.40

Diluted:
Previously reported	$.44	$.42	$.40	$.41
Effect of tax adjustment	(.02)	(.02)	(.02)	(.01)
As restated	$.42	$.40	$.38	$.40

Comprehensive income consisted of the following:

	1998	1997	1996
Net income	$3,778,384	$3,356,399	$5,330,108
Other comprehensive income
Unrealized gains (losses) on securities: Unrealized gains (losses) during period (net of taxes of ($354,257), ($216,243) and $0)	687,149	327,721	(1,118,758)
Less: Reclassification adjustment for gains included in net income (net of taxes of ($9,705), $0 and ($1,865))	(18,840)	—	(3,620)
Net unrealized gains (losses)	668,309	327,721	(1,122,378)
Minimum pension liability adjustment (net of taxes of (($54,196) $55,012 and $1,594,908)	(105,204)	106,788	2,081,906

Other comprehensive income	563,105	434,509	959,528
Comprehensive income	$4,341,489	$3,790,908	$6,289,636

Note O – Stock Option Plans:

The Motor Club of America 1987 and 1992 Stock Option Plans (“1987 Option Plan” and “1992 Option Plan”, respectively) provide for the issuance of options to purchase 100,000 common shares, respectively, by key executives at the  market price at date of grant.

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

Transactions during 1996, 1997 and 1998 relating to the 1987 Option Plan are as follows:

		Weighted
		Average
		Exercise
	Number of	Price per	Aggregate
	Shares	Share	Amount

Options outstanding at December 31, 1995	38,250	$2.625	$100,406
Options exercised in 1996	(3,750)	$2.625	(9,844)
Options outstanding at December 31, 1996	34,500	$2.625	90,562
Options exercised in 1997	(11,375)	$2.625	(29,859)
Options lapsed in 1997	(1,125)	$2.625	(2,953)
Options granted in 1997	62,000	$12.75	790,500
Options outstanding at December 31, 1997	84,000	$10.098	848,250
Options exercised in 1998	(22,000)	$2.625	(57,750)
Options lapsed in 1998	(5,000)	$12.75	$(63,750)
Options outstanding at December 31, 1998	57,000	$12.75	$726,750

Transactions during 1996, 1997 and 1998 relating to the 1992 Option Plan are as follows:

		Weighted
		Average
		Exercise
	Number of	Price per	Aggregate
	Shares	Share	Amount

Options outstanding at December 31, 1996 and 1995	51,000	$6.00	$306,000
Options exercised in 1997	(35,550)	$6.00	(213,300)
Options lapsed in 1997	(15,450)	$6.00	(92,700)
Options granted in 1997	3,000	$12.75	38,250
Options outstanding at December 31, 1997	3,000	$12.75	38,250
Options granted in 1998	28,500	$11.75	334,875
Options outstanding at December 31, 1998	31,500	$11.845	$373,125

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

These calculations only take into consideration options issued since January 1, 1995.  No options were granted by the Company in 1996 and therefore the adoption of this Statement does not have any effect on that year’s financial position or results of operations.  In 1998 and 1997, had the fair value method been applied, net income would have been reduced by $21,100 and $10,200, $.01 and less than $.01 basic net earnings per share, respectively.

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

Options Outstanding			Options Exercisable
					Average
Exercise		Average	Exercise		Exercise
Price	Options	Life(a)	Price	Options	Price

$11.75	28,500	4.75	$11.75	0	$—
$12.75	60,000	3.25	$12.75	15,000	12.75
Total	88,500	3.73	$12.42	15,000	$12.75

(a)           Average contractual life remaining years.

Note P – Related Party Transactions:

Three of the Company’s directors (“Ownership Group”) own 42.2% of the outstanding common stock of the Company at December 31, 1998.  The Company paid directors fees’ of $180,000 during 1998, 1997 and 1996 to the Ownership Group.

Note Q – Lease Obligations:

Effective January 1, 1996, the Company entered into a lease (“Paramus Lease”) at 95 Route 17 South, Paramus, New Jersey.  The Paramus Lease expires on December 31, 2005.  The Company has an option to terminate the Paramus Lease after six years, and an option to extend the Paramus Lease for an additional five years after the initial lease term expires. The Company will pay a base annual rental of $371,745 through  December 31, 2000 and $416,805 thereafter until the Paramus Lease expires.  Additional charges for electricity and escalation of certain operating costs apply.  In 1998, 1997  and 1996, rent expense paid by the Company on the Paramus Lease was $410,000, $410,000 and $310,000, respectively.

Through March 31, 1996, the Company was party to a lease (“Newark Lease”) with Fairmount Central Urban Renewal Corporation (“Fairmount”), a subsidiary of MCAIC, for the lease of the office building in which the Company and its subsidiaries formerly operated. Rent of $324,000 per year, subject to adjustment for property taxes in excess of $200,000, was paid by the Company, along with other costs as defined in the Newark Lease.

Effective March 31, 1996, the Company entered into a Mutual Release Agreement (the “Release”) with Fairmount, Property-Casualty Company of MCA and MCAIC.  Pursuant to the terms of the Release, the Newark Lease was terminated in exchange for $132,000.

The Newark Lease was to run to December 31, 2011.  The Release also enabled the Company to terminate the Joint Service Agreement (“JSA”).  Concurrent with the execution of the Release in 1996, the Company charged off $227,000 in leasehold improvements at that facility.

In 1996, rent expense paid by the Company (net of amounts paid by MCAIC) on the Newark Lease was $75,000.

Note R - Earnings per Share (“EPS”):

In 1997, the Company adopted SFAS No. 128 (“Earnings Per Share”) specifying the computation, presentation and disclosure requirements for EPS. The new standard defines “basic” and “diluted” earnings per share.  Basic earnings per share are based on weighted average basic shares outstanding.  Diluted earnings per share are based on weighted average diluted shares outstanding, which is calculated by adding shares contingently issuable under stock options to the average basic shares outstanding.  The calculations of average basic and diluted common shares outstanding and net income per common share are as follows:

	1998	1997	1996
	(Restated)	(Restated)

Net income (numerator)	$3,778,384	$3,356,399	$5,330,108
Weighted average basic common shares outstanding (denominator)	2,108,722	2,074,473	2,045,590
Shares contingently issuable under Stock Option plans	12,644	27,922	35,490
Average diluted common shares outstanding (denominator)	2,121,366	2,102,395	2,081,080
Net income per common share:
Basic	$1.79	$1.62	$2.61
Diluted	$1.78	$1.60	$2.56

Note S - Reportable Segments:

In 1998, the Company adopted SFAS No. 131 (“Disclosures about Segments of an Enterprise and Related Information”).  Under this Statement, the Company does not have any reportable segments but is required to disclose certain enterprise-wide information.

The Company writes property and casualty insurance in the State of New Jersey only through independent producers, none of which generate more than 10% of the Company’s insurance premiums.  Products include private passenger automobile, homeowners and ancillary coverages (“Personal Property”), and small commercial lines insurance, including commercial auto.  Insurance premiums generated by these products during 1998, 1997 and 1996 were as follows:

	1998	1997	1996
Product
Private Passenger Automobile	$39,872,261	$39,213,154	$35,172,633
Commercial Lines	7,703,054	4,912,797	5,577,301
Personal Property	5,600,348	6,751,939	4,444,139
Total	$53,175,663	$50,877,890	$45,194,073

Note T - Subsequent Event (Unaudited):

On March 16, 1999, the Company signed a definitive Agreement and Plan of Merger (“Merger Agreement”) to acquire North East Insurance Company (“North East”) through a merger of a wholly-owned subsidiary of the Company with and into North East (“Merger”).  North East is a NASDAQ listed property and casualty insurance company, headquartered in Scarborough, Maine and trading under the symbol NEIC. Under the terms of the Merger Agreement, North East shareholders will receive, at their individual election, (a) $3.30 per share of North East common stock, (b) one share of the Company’s common stock for each 5.25 shares of North East common stock, or (c) a combination thereof.  If the North East shareholders in the aggregate elect to exchange more than 50% of their shares for the Company’s stock, the aggregate percentage will be ratably reduced to 50%.

Consummation of the Merger is subject to the satisfaction of certain conditions set forth in the merger agreement, including approval from the shareholders of the Company and North East and authorization by state insurance regulators.  Both the Company and North East expect that these conditions will be satisfied in due course.

Note U - Restatement:

In March 2001, the Company’s management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded.  These tax matters, which are discussed in Note H, relate to the tax effects of temporary differences arising from a subsidiary that was deconsolidated for financial reporting purposes due to its insolvency in 1992.

As a result, the 1997 and 1998 Consolidated Financial Statements have been restated from amounts previously reported.

Finally, deferred tax assets were not recorded for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income. Shareholders’ equity at December 31, 1996 increased by $1,594,906, representing the cumulative effect on prior periods’ results of revising the tax accrual.

These tax matters have no impact on the operations, cash flow or capital and surplus of the Company’s active insurance subsidiaries or on the consolidated income before Federal income taxes for the periods presented nor is the Company subject to penalties and interest in the recording of the deferred tax liabilities.  The effect of these tax items on the accompanying are set forth below.

	Consolidated Balance Sheet as of
	December 31, 1998		December 31, 1997
	As		As
	previously	As	previously	As
ASSETS	Reported	Restated	Reported	Restated
Investments:
Fixed maturity securities	$69,594,904	$69,594,904	$56,831,444	$56,831,444
Equity securities	0	0	0	0
Mortgage loans on real estate	361,038	361,038	522,555	522,555
Short-term investments	5,995,299	5,995,299	7,150,000	7,150,000
Total investments	75,951,241	75,951,241	64,503,999	64,503,999
Cash and cash equivalents	2,773,427	2,773,427	222,761	222,761
Premiums receivable	20,401,069	20,401,069	7,809,567	7,809,567
Reinsurance recoverable	19,234,277	19,234,277	18,666,066	18,666,066
Notes and accounts receivable	125,444	125,444	124,669	124,669
Deferred policy acquisition costs	8,708,329	8,708,329	5,858,650	5,858,650
Fixed assets	1,671,902	1,671,902	1,586,649	1,586,649
Federal income tax recoverable	26,724	12,993	0	0
Prepaid reinsurance premiums	1,015,581	1,015,581	695,245	695,245
Deferred tax asset	0	46,625	657,362	2,098,144
Goodwill	0	0	0	0
Other assets	1,104,782	1,104,782	1,221,723	1,221,723
Total Assets	$131,012,776	$131,045,670	$101,346,691	$102,787,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses	$58,335,143	$58,335,143	$50,246,778	$50,246,778
Unearned premiums	30,733,144	30,733,144	19,285,757	19,285,757
Commission payable	2,835,408	2,835,408	1,322,669	1,322,669
Accounts payable	875,327	875,327	562,453	562,453
Accrued expenses	4,763,950	4,763,950	5,518,935	5,518,935
Drafts outstanding	1,688,835	1,688,835	1,396,215	1,396,215
Convertible subordinated debentures	0	0	0	0
Note payable	3,000,000	3,000,000	0	0
Deferred tax liability	957,440	0	0	0
Federal income tax payable	0	0	12,851	12,851
Other liabilities	0	0	0	27,191
Total liabilities	103,189,247	102,231,807	78,345,658	78,372,849
Shareholders' Equity:
Common stock	1,058,215	1,058,215	1,047,215	1,047,215
Paid in capital	1,996,954	1,996,954	1,950,204	1,950,204
Accumulated other comprehensive income	(3,422,387)	(1,828,343)	(3,931,342)	(2,391,448)
Retained earnings	28,190,747	27,587,037	23,934,956	23,808,653
Total Shareholders' Equity	27,823,529	28,813,863	23,001,033	24,414,624
Total Liabilities and Shareholders' Equity	$131,012,776	$131,045,670	$101,346,691	$102,787,473

	Consolidated Income Statements for the Years Ended December 31,
	1998		1997
	As		As
	Previously	As	previously	As
	Reported	Restated	Reported	Restated
Income before Federal income taxes	$5,719,406	$5,719,406	$4,630,467	$4,630,467

Benefit (provision) for Federal income taxes:
Current	(193,121)	(179,661)	(37,573)	(37,573)
Deferred	(1,270,494)	(1,761,361)	(1,110,192)	(1,236,495)
Total Federal income tax	(1,463,615)	(1,941,022)	(1,147,765)	(1,274,068)
Net income	$4,255,791	$3,778,384	$3,482,702	$3,356,399

Net income per common share:
Basic	$2.02	$1.79	$1.68	$1.62
Diluted	$2.01	$1.78	$1.66	$1.60

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE I.  SUMMARY OF INVESTMENTS–

OTHER THAN INVESTMENTS IN RELATED PARTIES

at December 31, 1998

Column A	Column B	Column C	Column D
			Amount at
			which shown
			in the
	Cost(a)	Market	balance sheet

Type of investment
Fixed maturity securities available-for-sale:
United States Government and government agencies and authorities	$33,081,386	$34,359,220	$34,359,220
Industrial and Miscellaneous	31,741,156	32,325,042	32,325,042
Public utilities	2,853,869	2,910,642	2,910,642

Total fixed maturities	67,676,411		69,594,904

Mortgage loans on real Estate	361,038		361,038
Short–term investments, available-for-sale	5,995,299	5,995,299	5,995,299

Total investments	$74,032,748		$75,951,241

Note: (a)  Represents original cost of investments reduced by repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE II. CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS

	December 31,
	1998	1997
	(Restated)	(Restated)
Assets:

Cash and cash equivalents	$1,238,530	$—

Investments in subsidiaries	40,707,745	28,889,766

Insurance premiums receivable	19,587,908	7,366,692

Other assets	2,024,056	7,462,269

Total assets	$63,558,239	$43,718,727

Liabilities and shareholders’ equity:

Indebtedness to subsidiaries	$26,498,457	$14,641,404

Note payable	3,000,000	—

Other liabilities	5,245,919	4,662,699

Total liabilities	34,744,376	19,304,103

Shareholders’ equity	28,813,863	24,414,624
Total liabilities and shareholders’ equity	$63,558,239	$43,718,727

Notes to Schedule

The Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries are incorporated by reference to this schedule.

The Statements of Shareholders’ Equity are the same as those presented for Motor Club of America and Subsidiaries.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE II.  CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	1998	1997	1996
	(Restated)	(Restated)
Revenues:
Membership servicing fees	$133,531	$152,791	$21,481
Commission income	—	1,595	9,960
Realized gain on sale of Subsidiary	—	—	702,419
Interest on mortgage loans	35,251	4,973	—
Other income (1)	204,640	216,161	135,704
Total revenues	373,422	375,520	869,564

Expenses:
Interest expense	60,389	8,890	8,166
General and administrative expenses (2)	(248,636)	(512,054)	(41,111)
Total expenses	(188,247)	(503,164)	(32,945)

Income before
Federal income taxes	561,669	878,684	902,509
Benefit (provision) for
Federal income taxes:
Current	1,384,611	(37,573)	(42,324)
Deferred	(1,761,361)	(1,236,495)	2,075,535
Total Federal income tax	(376,750)	(1,274,068)	2,033,211

Income before item shown below	184,919	(395,384)	2,935,720
Equity in net income of subsidiaries	3,593,465	3,751,783	2,394,388
Net income	$3,778,384	$3,356,399	$5,330,108

(1)           Amount includes $31,559 (1996) of interest due from Motor Club.

(2)           Amount is net of $296,810 (1998), $535,816 (1997) and  $520,579 (1996) of management fees charged to subsidiaries.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE II.  CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	1998	1997	1996
	(Restated)	(Restated)
Net income	$3,778,384	$3,356,399	$5,330,108
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of leasehold improvement (net) due to lease termination	—	—	227,077
Depreciation expense	426,703	371,756	309,875
Gain on sale of subsidiary	—	—	(702,419)
Accretion of bond discount	—	—	10
Deferred tax benefit	1,761,361	1,274,068	(2,075,535)

Changes in:
Net assets of Motor Club of America Enterprises, Inc.	—	—	(422,581)
Premiums receivable	(12,221,216)	172,024	(520,054)
Investments in subsidiaries	(10,818,776)	(2,676,923)	(1,663,715)
Other assets	125,831	229,053	(146,637)
Other liabilities	451,011	(305,577)	103,409
Indebtedness to related parties	11,857,053	(922,446)	1,594,981
Net cash provided by (utilized in) operating activities	(4,639,649)	1,498,354	2,034,519

Investing activities:
Proceeds from:
Sale of subsidiary	—	—	1,125,000
Disposal of short–term Investments	28,900,000	47,287,674	—
Disposal of fixed Maturities	—	—	15,039
Sale of fixed assets	—	—	13,400
Payments received on mortgage loan principal	161,517	4,490	—
Purchase of:
Fixed maturities	—	—	—
Short–term investments	(25,750,000)	(48,692,219)	(1,745,455)
Fixed assets	(491,088)	(168,878)	(1,097,883)
Mortgage loans from Finance Company	—	(527,045)	—

Net cash provide by (utilized in) investing activities	2,820,429	(2,095,978)	(1,689,899)
Financing activities:
Note payable	3,000,000	—	—
Common stock issued	57,750	243,159	9,845
Net cash provided by financing activities	3,057,750	243,159	9,845
Increase (decrease) in cash and cash equivalents	1,238,530	(354,465)	354,465
Cash and cash equivalents at beginning of year	—	354,465	—
Cash and cash equivalent at end of year	$1,238,530	$—	$354,465

Supplemental Disclosures of Cash Flow Information

(1)           Total interest paid was $60,389(1998), $8,890 (1997) and $8,166 (1996).

(2)           Total federal income taxes paid was $212,738(1998), $50,691 (1997) and $38,462 (1996).

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE IV.  REINSURANCE

FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

Column A	Column B	Column C	Column D	Column E	Column F
					% of
		Ceded to	Assumed from		Amount
		other	other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net

December 31, 1998:
Total property and casualty insurance premiums earned	$59,951,837	$6,776,174	$—	$53,175,663	0.0%

December 31, 1997:

Total property and casualty insurance premiums earned	$58,029,094	$7,151,204	$—	$50,877,890	0.0%

December 31, 1996:

Total property and casualty insurance premiums earned	$52,467,156	$7,273,083	$—	$45,194,073	0.0%

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE V. VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at

Charged to

			Charged to		Balance
	Beginning	Cost and	Other		at end
Description	of Period	Expenses	Accounts	Deductions	of Period

Allowance for doubtful receivables:

December 31, 1998	$68,091	$—	$–	$—	$68,091

December 31, 1997	$41,340	$26,751	$–	$—	$68,091

December 31, 1996	$656,083	$—	$–	$614,743	$41,340

Valuation allowance for deferred taxes, as restated:

December 31, 1998	$1,920,162	$—	$—	$1,619,305	$300,857

December 31, 1997	$—	$1,920,162	$—	$—	$1,920,162

December 31, 1996	$4,734,894	$—	$—	$4,734,894	$—

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY/CASUALTY INSURANCE OPERATIONS

For the years ended December 31, 1998, 1997 and 1996

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves
	Deferred	for Unpaid Claims	Discount				Claims and Claim Adjustment Expenses Incurred Related to		Amortization of deferred	Paid Claims
	Policy	and Claim	if any,			Net	(1)	(2)	policy	and Claim
	Acquisition	Adjustment	Deducted in	Unearned	Earned	Investment	Current	Prior	acquisition	Adjustment	Premium
	Costs	Expenses	Column C	Premiums	Premiums	Income (a)	Year	Years	Costs	Expenses	Written

Year ended
December 31, 1998	$8,708,329	$58,335,143	–	$30,733,144	$53,175,663	$4,102,255	$32,598,287	$3,881,304	$13,375,221	$29,548,773	$64,302,713

Year ended
December 31, 1997	$5,858,650	$50,246,778	–	$19,285,757	$50,877,890	$3,384,004	$29,368,738	$3,772,953	$15,162,320	$28,371,865	$51,680,146
Year ended
December 31, 1996	$5,761,496	$47,666,856	–	$18,934,200	$45,194,073	$2,998,897	$28,244,599	$903,681	$13,678,710	$24,443,589	$47,337,295

Note:  (a)  Excludes non–insurance subsidiaries’ investment income and realized investment gains.