Form 10-K405/A
period 1999-12-31
PRESERVER GROUP INC
filed 2002-01-10
CIK 68480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end	Commission File Number
December 31, 1999	0–671

MOTOR CLUB OF AMERICA

(Exact name of registrant as specified in its charter)

New Jersey	22-0747730
(State of incorporation)	(I.R.S. Employer Identification No.)

95 Route 17 South, Paramus, New Jersey	07653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 291–2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒

The aggregate market value of the voting Common Stock (par value $.50 per share) held by non–affiliates on March 24, 2000 was $8,061,604 based on the closing selling price.

2,124,387 shares of Common Stock were outstanding as of March 24, 2000.

Documents Incorporated by Reference:  Portions of the Registrant's definitive proxy statement issued in conjunction with the June 7, 2000 Annual Meeting of Shareholders (Part III).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 amends the Form 10-K by restating certain financial information for prior periods which is discussed in Note V of the notes to consolidated financial statements.

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

DECEMBER 31, 1999

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

PART I

Item 1. Business

(a)           General Development of Business

                Motor Club of America (the "Registrant") and a group of directly or indirectly wholly–owned subsidiaries of which the Registrant is parent are known as the "Motor Club of America Companies" (the "Motor Club of America Group") and provide property and casualty insurance services. The Registrant, incorporated in New Jersey in 1933 as "Automobile Association of New Jersey", is the successor to a New Jersey corporation organized in 1926. The present name was adopted in 1958.

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

                On September 24, 1999, the Registrant acquired North East Insurance Company ("North East") and its subsidiaries. North East, incorporated in 1965 in the State of Maine, writes private passenger and commercial automobile as well as small commercial and ancillary coverages in that State. American Colonial Insurance Company ("American Colonial"), a wholly–owned subsidiary of North East, was incorporated in 1982 and has not written any insurance coverage since March 1990. American Colonial is domiciled in New York.

                Motor Club, Preserver, North East and American Colonial are collectively referred to as the "Insurance Companies".

                On March 1, 2000, the Registrant completed the acquisition of Mountain Valley Indemnity Company ("Mountain Valley"). Mountain Valley was incorporated in 1995 in the State of New Hampshire and writes small and mid-sized commercial coverages in New York and all of the New England states except Connecticut.  The Registrant believes that these acquisitions fully establish it as a regional  commercial lines company in New England and the Mid–Atlantic regions.

                The Company has restated certain financial information for prior periods, which is discussed in Note V of the Notes to Consolidated Financial Statements.

(b)           Financial Information About Industry Segments

                The Registrant does not have any reportable industry segments for the three fiscal years reported in this Form 10–K.

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

                The tables which follow set forth the direct premiums written and earned, by line of insurance, for the last five years:

Direct Written Premiums

(Amounts in Thousands - Exclusive of Service Charges)

	1999		1998		1997		1996		1995
	Direct	Percent	Direct	Percent	Direct	Percent	Direct	Percent	Direct	Percent
Program	Premium	of Total	Premium	of Total	Premium	of Total	Premium	of Total	Premium	of Total

Motor Club PPA	$39,611	64.2%	$54,254	76.7%	$43,238	74.7%	$41,055	76.0%	$32,100	73.1%
Preserver Commercial	11,504	18.7%	9,672	13.7%	8,019	13.9%	6,744	12.5%	5,828	13.3%
Preserver Personal	6,804	11.0%	6,833	9.6%	6,596	11.4%	6,216	11.5%	5,972	13.6%
North East	3,777	6.1%	0	0.0%	0	0.0%	0	0.0%	0	0.0%
Total	$61,696	100.0%	$70,759	100.0%	$57,853	100.0%	$54,015	100.0%	$43,900	100.0%

Direct Earned Premiums

(Amounts in Thousands - Exclusive of Service Charges)

	1999		1998		1997		1996		1995
	Direct	Percent	Direct	Percent	Direct	Percent	Direct	Percent	Direct	Percent
Program	Premium	of Total	Premium	of Total	Premium	of Total	Premium	of Total	Premium	of Total

Motor Club PPA	$41,781	65.9%	$43,631	73.6%	$43,381	75.4%	$39,242	75.6%	$29,841	73.5%
Preserver Commercial	10,508	16.6%	8,916	15.0%	7,698	13.4%	6,526	12.6%	5,184	12.7%
Preserver Personal	6,843	10.8%	6,764	11.4%	6,422	11.2%	6,152	11.8%	5,592	13.8%
North East	4,248	6.7%	0	0.0%	0	0.0%	0	0.0%	0	0.0%
Total	$63,380	100.0%	$59,311	100.0%	$57,501	100.0%	$51,920	100.0%	$40,617	100.0%

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

	December 31,
	1999	1998	1997
GAAP operating ratios:
Loss ratio	72.8%	68.6%	65.1%
Expense ratio	36.4%	29.1%	33.3%
Combined ratio	109.2%	97.7%	98.4%
Statutory operating ratios:
Loss ratio	74.7%	69.9%	66.3%
Expense ratio	33.3%	28.8%	32.4%
Combined ratio	108.0%	98.7%	98.7%

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

                The following table presents a reconciliation of beginning and ending liability balances for 1999, 1998 and 1997, reported under GAAP:

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS EXPENSES

	1999	1998	1997
	(Thousands of Dollars)
Liability for losses and loss expenses, net of reinsurance recoverables, at January 1	$39,814	$32,884	$28,114
Liability for losses and loss expenses, net of reinsurance recoverables, North East Acquisition	8,820	-	-
Incurred losses and loss expenses
Provision for current year claims	37,272	32,598	29,369
Increase in provision for prior years' claims	3,359	3,881	3,773
Total incurred losses and loss expenses	40,631	36,479	33,142
Payments for losses and loss expenses
Payments on current year claims	16,448	12,038	12,169
Payments on prior years' claims	20,288	17,511	16,203
Total payments for losses and loss expenses	36,736	29,549	28,372
Liability for losses and loss expenses, net of reinsurance recoverables, at December 31	52,529	39,814	32,884
Reinsurance recoverables on unpaid losses and loss expenses, at December 31	18,454	18,521	17,363
Liability for losses and loss expenses, gross of reinsurance recoverables, at December 31	$70,983	$58,335	$50,247

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

                The Registrant believes that as the new PPA book of business written by Motor Club continues to stabilize and  mature, the Net Cumulative Deficiency in the more recent years will decline and thus the deficiencies indicated will diminish.  The Registrant believes this pattern is supported by the generally sequential decline in the Net Cumulative Deficiency from the most recent year presented to the oldest year presented.  The Registrant also believes that the Initial Development referred to is generally consistent and identifiable in the table on page 15.

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

                The differences between the liability for unpaid losses and loss expenses reported in the Registrant's consolidated financial statements prepared in accordance with GAAP and those reported in the annual statements filed by the Insurance Companies with State insurance departments in accordance with SAP are reconciled as follows:

	December 31,
	1999	1998	1997
	(thousands of dollars)
Liability for unpaid losses and loss expenses on a SAP basis (net of reinsurance recoverables on unpaid losses and loss expenses)	$56,759	$43,111	$35,900
Reinsurance recoverables on unpaid losses and loss expenses	18,454	18,521	17,363
Anticipated salvage and subrogation recoveries	(4,230)	(3,297)	(3,016)
Liability for unpaid losses and loss expenses, as reported in the Registrant's GAAP basis financial statements	$70,983	$58,335	$50,247

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

LOSS AND LOSS EXPENSE DEVELOPMENT (In Thousands)

Year ended December 31	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999

Liability for unpaid losses and loss expenses, net of reinsurance recoverables	$27,362	$26,494	$28,469	$25,334	$22,356	$23,409	$28,114	$32,884	$39,814	$52,529
Net Liability Re–estimated as of:
One year later	28,770	30,173	27,145	26,253	23,468	24,313	31,887	36,765	43,173	-
Two years later	29,580	28,954	28,563	26,766	23,813	25,759	33,848	38,422	-	-
Three years later	28,760	29,733	28,454	26,819	24,181	25,680	33,527	-	-	-
Four years later	28,636	28,934	28,702	26,572	23,759	25,252	-	-	-	-
Five years later	28,104	29,071	28,662	26,066	23,221	-	-	-	-	-
Six years later	28,229	28,954	28,516	25,330	-	-	-	-	-	-
Seven years later	28,205	28,920	27,719	-	-	-	-	-	-	-
Eight years later	28,197	28,653	-	-	-	-	-	-	-	-
Nine years later	27,953	-	-	-	-	-	-	-	-	-

Net Cumulative Redundancy (Deficiency)	$(591)	$(2,159)	$750	$4	$(865)	$(1,843)	$(5,413)	$(5,538)	$(3,359)	-

Cumulative Amount of Liability Paid Through:

One year later	14,270	11,979	12,314	12,311	11,106	11,414	16,203	17,511	20,288	-
Two years later	19,593	18,855	20,270	18,992	17,231	18,357	24,830	28,427	-	-
Three years later	23,796	24,161	24,546	23,032	20,821	22,164	30,685	-	-	-
Four years later	26,120	26,365	26,878	24,882	22,488	24,586	-	-	-	-
Five years later	26,900	27,696	27,642	25,373	23,297	-	-	-	-	-
Six years later	27,444	28,207	26,810	25,818	-	-	-	-	-	-
Seven years later	27,739	28,265	27,194	-	-	-	-	-	-	-
Eight years later	27,725	28,394	-	-	-	-	-	-	-	-
Nine years later	27,788	-	-	-	-	-	-	-	-	-

Net liability - December 31	$27,362	$26,494	$28,469	$25,334	$22,356	$23,409	$28,114	$32,884	$39,814	52,529
Reinsurance recoverables	20,037	29,003	21,698	20,484	19,309	16,415	19,553	17,363	18,521	18,454
Gross liability - December 31	$47,399	$55,497	$50,167	$45,818	$41,665	$39,824	$47,667	$50,247	$58,335	$70,983

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

                At December 31, 1999 and 1998, the Registrant's investment portfolio was comprised of the following types of securities:

	December 31, 1999		December 31, 1998
	Market		Market
	Value	Percent	Value	Percent
Taxable Fixed Maturities	$78,242,322	89.9%	$69,594,904	91.6%
Equity Securities	57,053	0.1%	-	-
Short Term Investments	8,528,858	9.8%	5,995,299	7.9%
Mortgage Loans	153,616	0.2%	361,038	0.5%
Total Investment Portfolio	$86,981,849	100.0%	$75,951,241	100.0%

                At December 31, 1999 and 1998, the taxable fixed maturity portfolio consisted of the following types of securities:

	December 31, 1999		December 31, 1998
	Market		Market
	Value	Percent	Value	Percent
United States Treasuries	$16,247,679	20.8%	$18,669,055	26.8%
United States Government Agencies	3,674,004	4.7%	4,476,576	6.5%
Mortgage-Backed Securities	10,406,357	13.3%	11,213,589	16.1%
Asset-Backed Securities	10,238,852	13.1%	10,805,970	15.5%
Corporate Bonds	37,675,430	48.1%	24,429,714	35.1%
Total	$78,242,322	100.0%	$69,594,904	100.0%

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

                The Registrant has not acquired, nor are there plans to acquire, below investment grade or "junk" bonds.  Ninety- three percent of the fixed maturity portfolio as of December 31, 1999 was graded Class 1 according to the National Association of Insurance Commissioners' valuation system.  This classification is reserved for only the highest quality securities, generally rated A or better by two major rating services.

                At December 31, 1999 and 1998, the Registrant's taxable fixed maturity investment portfolio at market value by Moody's rating was:

	December 31, 1999		December 31, 1998
	Market		Market
	Value	Percent	Value	Percent

United States Government Securities	$29,806,727	38.1%	$34,359,229	49.4%
Aaa	10,238,852	13.1%	11,311,103	16.2%
Aa	10,242,675	13.1%	7,504,082	10.8%
A	23,062,545	29.4%	13,388,045	19.2%
Baa	4,891,523	6.3%	3,032,445	4.4%
Total	$78,242,322	100.0%	$69,594,904	100.0%

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

EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

								ESTIMATED
							AMORTIZED	MARKET
	2000	2001	2002	2003	2004	Thereafter	COST	VALUE
Taxable-- Other than mortgage- backed securities	$5,046,263	$6,167,374	$5,723,201	$4,697,212	$4,423,521	$33,663,944	$59,721,515	$57,600,113
Average interest rate	6.3%	7.0%	6.5%	6.1%	6.8%	6.4%	6.5%
Mortgage- backed securities	108,869	378,804	1,079,497	1,924,791	2,726,253	4,460,149	10,678,363	10,406,357
Average interest rate	7.1%	5.7%	6.6%	6.3%	7.2%	6.6%	6.7%
Asset-backed securities	1,772,715	3,499,834	999,971	1,997,409	-	2,184,957	10,454,886	10,238,852
Average interest rate	6.3%	6.4%	6.4%	6.2%	0.0%	6.7%	6.4%
Total	$6,927,847	$10,046,012	$7,802,669	$8,619,412	$7,149,774	$40,309,050	$80,854,764	$78,242,322

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

                In June 1997, the State of New Jersey enacted PPA legislation, which principally: (1) repealed the annual "flex" rate increase available to insurers, which was required by law to be no less than 3%, and replaced it with an expedited prior approval rate filing process for rate increase requests up to 3% on an overall basis.  Subsequent to the enactment of this legislation, the Commissioner of the NJ DOBI froze all PPA insurance rates until March 1998, but still has not yet promulgated the regulations required for insurers to file for an expedited rate increase; (2) restricted the ability of insurers to non-renew at their discretion up to 2% of their policies; (3) repealed the ability of insurers to non-renew one policy for every two new policies written in each rating territory; and (4) replaced the rating system which assessed surcharges to insureds' policies for specific driving violations and accidents with a broader-based tiered rating system. Motor Club’s tier rating system was approved by the NJ DOBI and was implemented on all PPA policies with effective dates on and after November 1, 1998.

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

			1988-1999
Peter K. Barbano	49	Vice President, Secretary and Associate General Counsel	1993-1999
Myron Rogow	56	Vice President	1987–1999
G. Bruce Patterson	55	Vice President	1989–1999
Charles J. Pelosi	54	Vice President	1983–1999
Norma Rodriguez	50	Treasurer	1984–1999

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

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

                The Registrant's Common Stock trades on the NASDAQ Stock Market under the symbol MOTR.  The following are the high and the low selling prices for each quarter of 1998 and 1999, as reported by the NASDAQ:

1998
Quarter	High	Low
I	17 1/2	13 5/8
II	17 5/8	15
III	15 3/4	10
IV	15 1/4	11 1/2

1999
Quarter	High	Low
I	14 7/8	13
II	14	12
III	13 1/2	10
IV	10 7/8	7 1/2

                There were approximately 460 holders of record of the Common Stock of the Registrant as of December 31, 1999.  The Registrant paid no dividends in 1998 and 1999.

Item 6.  Selected Financial Data

	Years ended December 31,
	1999(1)(2)	1998(2)	1997(2)	1996(2)	1995
	(in thousands, except as to per share data)
Operating Results:
Revenues from operations	$55,951	$53,347	$51,102	$46,525	$36,703
Realized gains on sale of investments	36	28	-	5	57
Realized gain on sale of subsidiary	-	-	-	702	-
Net investment income	5,081	4,305	3,595	3,087	2,764
Total revenues	$61,068	$57,680	$54,697	$50,319	$39,524
Income before federal income taxes	$102	$5,719	$4,630	$3,297	$2,455
Net income	$91	$3,778	$3,356	$5,330	$2,417

Financial Condition:
Total assets	$156,588	$131,046	$102,787	$97,128	$81,959
Convertible subordinated debentures	10,000	-	-	-	-
Shareholders' equity	$26,909	$28,814	$24,415	$20,381	$14,081

Per Common Share:
Net income – Basic	$0.04	$1.79	$1.62	$2.61	$1.18
Net income – Diluted	$0.04	$1.78	$1.60	$2.56	$1.17
Book Value	$12.67	$13.61	$11.66	$9.95	$6.89

Weighted average number of shares outstanding:
Basic	2,117,912	2,108,722	2,074,473	2,045,590	2,043,197
Diluted	2,121,697	2,121,366	2,102,395	2,081,080	2,061,791

Significant Insurance Indicators:
Net premiums written	$54,508	$64,303	$51,680	$47,337	$38,073

Loss and loss expense ratio	72.8%	68.6%	65.1%	64.5%	58.7%
Expense ratio	36.4%	29.1%	33.3%	37.9%	43.9%
Combined ratio	109.2%	97.7%	98.4%	102.4%	102.6%

(1)           Includes North East's balance sheet as of December 31, 1999 and results of operations for the three months ended December 31, 1999.

(2)           The financial data as of and for the years ended December 31, 1996, 1997, 1998 and 1999 have been restated as described in Note V in the Notes to the Consolidated Financial Statements.

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

                On September 24, 1999, the Registrant acquired North East and its subsidiaries for $10,483,000, principally in cash. North East writes private passenger and commercial automobile as well as small commercial and ancillary coverages in the State of Maine. American Colonial, a wholly–owned subsidiary of North East, has not written any insurance coverage since March 1990.

                On March 1, 2000, the Registrant completed the acquisition of Mountain Valley Indemnity Company ("Mountain Valley") from Unitrin, Inc. for $7.5 million in cash. Mountain Valley was incorporated in 1995 in the State of New Hampshire and writes small and mid-sized commercial coverages in New York and all of the New England states except Connecticut.  The Registrant believes that these acquisitions fully establish it as a regional  commercial lines company in New England and the Mid–Atlantic regions.

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

Results of Operations

                In March 2001, the Company’s management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded.  These tax matters relate to the tax effects of temporary differences arising from MCAIC, which was de-consolidated for financial reporting purposes due to its insolvency in 1992(see Note I in the Notes to the Consolidated Financial Statements).  These tax matters have no impact on the operations, cash flow or capital and surplus of the Company’s active insurance subsidiaries or on consolidated income before Federal income taxes for the periods presented, nor is the Company subject to penalties and interest on the recording of the deferred tax liabilities.

                As a result, the 1997, 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported.  The principal effects of these items on the accompanying financial statements are presented in Note V in the Notes to Consolidated Financial Statements.

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

1999 Compared to 1998

                On September 24, 1999 the Registrant acquired North East. Accordingly, the consolidated results of operations include, using the purchase method of accounting, the results of operation of North East for the three months ended December 31, 1999. The table below details the North East results from September 24 through December 31, 1999:

Insurance premiums	$4,184,755
Net investment income	246,204
Realized gains on sales of investments (net)	31,382
Total revenues	4,462,341

Losses and loss expenses incurred	2,373,245
Amortization of deferred policy acquisition costs	981,149
Other operating expenses	857,655
Total losses and expenses	4,212,049

Income before federal income taxes	250,292
Provision for federal income taxes	79,371
Net income	$170,921

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

			Change in
	Change in		Policy	Change
Class of Business	Net Premium	Percent	Count	in Percent
Private Passenger Automobile	$(2,069,000)	(5)%	14	0%
Commercial Lines	537,000	7%	404	7%
Personal Property	(21,000)	0%	(268)	(2)%
Total	$(1,553,000)	(3)%	150	0%

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

                Losses and loss expenses increased by $1,778,217 or 5%, which produced the following loss and loss expense ratios:

	1999	1998
Motor Club	76.8%	71.6%
Preserver	66.7%	59.6%
	74.1%	68.6%

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

                While this acceleration increased the level of reported losses incurred by Motor Club in 1999, the Registrant reserved for its projected ultimate losses for Accident Year 1999 in coverage, generally using historical loss development patterns which indicate longer development patterns than those which may occur in Accident Year 1999.  Therefore the Registrant increased the amount of incurred but not reported reserves for this coverage by $317,000 or 19% in 1999 as compared to 1998.

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

Direct Loss Ratio

56.7

%

69.2

%

Ceded Loss Ratio	16.7%	117.2%
Net Loss Ratio	66.7%	59.6%

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

                The Registrant's book value decreased to $12.67 per share at December 31, 1999 from $13.61 per share at December 31, 1998.

                The principal sources of the net decrease were: (1) net income of $91,000 or $.04 per share described previously; (2) an increase of $938,000 or $.44 per share (net of applicable deferred taxes) due to the decrease of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant as a result of asset gains and higher interest rates; offset by (3) a decrease of $3,007,000 or $1.42 per share due to the decrease (net of applicable deferred taxes) in the fair value of fixed maturity and equity security investments accounted for as available-for-sale securities under SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities").

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

                Insurance premiums increased by $2,298,000 or 5% during the year, due primarily to commercial lines premiums written by Preserver and savings on reinsurance programs. The following table details the annual increases in the 1998 Insurance Premiums and underlying in force policy counts as compared to 1997:

	Increase in		Change in
	Net		Policy
Class of Business	Premium	Percent	Count	Percent
Private Passenger Automobile	$659,000	2%	(36)	0%
Commercial Lines	951,000	14%	476	9%
Personal Property	688,000	14%	140	1%
Total	$2,298,000	5%	580	1%

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

                The $343,000 or 20% increase in other operating expenses was due to increased expenditures related to the Registrant’s merger and acquisition efforts along with expenditures to comply with the PPA reforms being implemented in New Jersey.

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

                The Registrant's book value increased to $13.61 per share at December 31, 1998 from $11.66 per share at December 31, 1997.  The principal sources of the net increase were:  (1) net income of $3,778,000 or $1.79 per share described previously; and (2) $668,400 or $.32 per share increase due to the increase (net of applicable deferred taxes) in the fair value of the fixed maturity investments accounted for as available-for-sale securities under SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities").

                These increases in book value were offset by (1) $105,000 or $.05 decrease per share (net of applicable deferred taxes) due to the increase of the minimum required pension liability for the defined benefit pension plan sponsored by the Registrant; and (2) the dilutive effects ($.11 per share) of the issuance of 22,000 shares of common stock upon exercise of employee stock options granted under the 1987 and 1992 Stock Option plans.  See Note P of the Notes for additional information regarding the Registrant's stock option plans.

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

                Deferred tax liabilities related to MCAIC (captioned as “Excess Loss Account” in the schedule of net deferred tax assets in Note I in the Notes to Consolidated Financial Statements) will likely be payable on the final liquidation of MCAIC by its Receiver, which the Company does not control.  It is not presently known when MCAIC’s final liquidation will occur, although the Company does anticipate that it will have approximately one year notice before this event occurs and that this should occur prior to 2006.  Accordingly, the Company may be required to seek financing depending on the timing and magnitude of this liability.

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

                                                (2)                                  The following financial statement schedules for the years 1999, 1998 and 1997 (pursuant Rule 5–04 of Regulation S–X) are presented herewith:

*Presented pursuant to Rule 7–05 of Regulation S–X.

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist, or because the information is given in the financial statements filed herewith, including the notes thereto.

                (b)  Exhibits:

Exhibit No.	Description	Reference
2–a	Agreement and Plan of Merger between Motor Club of America and North East Insurance Company, dated as of March 16, 1999	Exhibit 2 to Motor Club of America's Form 8-K dated March 17, 1999

3–a	Restated and Amended Certificate of Incorporation of Motor Club of America, dated June 12, 1972	Exhibit 1(i) to Motor Club of America's Annual Report on Form 10–K for fiscal year ended December 31, 1972

3–b	By–Laws of Motor Club of America, effective March 15, 1989	Exhibit 3-l to Motor Club of America's Annual Report on Form 10-K for fiscal year ended December 31, 1988

3-c	By-law Amendment of Motor Club of America, effective August 3, 1994	Exhibit 3-m to Motor Club of America's Form 8-K dated July 21, 1994

4–a	Specimen Certificate representing Common Stock, $.50 par value	Exhibit 4 to File No. 2–39996 on Form S–1

10–a	Motor Club of America 1987 Stock Option Plan	Exhibit 10–o to Motor Club of America's Annual Report on Form 10–K for fiscal year ended December 31, 1987

10–b	Specimen copy of Motor Club of America 1987 Stock Option Agreement	Exhibit 10–p to Motor Club of America's Annual Report on Form 10–K for fiscal year ended December 31, 1987

10–c	Motor Club of America 1992 Stock Option Plan	Exhibit A to Motor Club of America's Proxy Statement for fiscal year ended December 31, 1991

10-d	Motor Club of America 1999 Stock Option Plan	Exhibit A to Motor Club of America's Proxy Statement for the fiscal year ended December 31, 1998

10-e	Specimen copy Motor Club of America 1992 Stock Option Plan Agreement	Exhibit 10-r to Motor Club of America's Annual Report on Form 10-K for fiscal year ended December 31, 1992

10-f	Settlement Agreement between Motor Club of America et als. and Receiver of MCA Insurance Company in Liquidation et als. and related documents	Exhibit 99 to Motor Club of America's Form 8-K dated December 20, 1994

10-g	Order dated December 30, 1994 Approving Settlement between Motor Club of America et als and Receiver of MCA Insurance Company in Liquidation et als and related conformed documents	Exhibit 99-C to Motor Club of America's Form 8-K dated December 30, 1994

10-h	Stock Purchase Agreement between Motor Club of America and JVL Holding Properties, Inc	Exhibit 99-F to Motor Club of America's Form 8-K dated December 2, 1996

10-i	Agreement dated December 2, 1996 between Motor Club of America and Motor Club of America Enterprises, Inc	Exhibit 99-G to Motor Club of America's Form 8-K dated December 2, 1996

10–j	$3 Million Senior Unsecured Revolving Credit Facility between Motor Club of America and Dresdner Bank, AG and related documents	Exhibit 10-i to Motor Club of America's Annual Report on Form 10-K for fiscal year ended December 31, 1998

10-k	Purchase Agreement dated as of December 16, 1999 between Valley Insurance Company and Motor Club of America	Exhibit 10.1 to Motor Club of America's Form 8-K dated December 16, 1999

10-l	Specimen copy of Form of Convertible Subordinated Debentures	Exhibit 1 to Form 13D of Archer McWhorter dated September 23, 1999

10-m	Specimen copy of Promissory Note	Exhibit 10-m to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1999

22	Specimen copy of Promissory Note	Exhibit 22 to Motor Club of America’s Annual Report on Form 10-K for fiscal year ended December 31, 1999

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
William E. Lobeck, Jr.
Director

REPORT OF INDEPENDENT ACCOUNTANTS

____________

To the Board of Directors of

Motor Club of America:

                In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 58 present fairly, in all material respects, the financial position of Motor Club of America and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 53 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note V, the Company has restated its December 31, 1999 and 1998 financial statements for certain tax matters.

PricewaterhouseCoopers LLP

New York, New York

March 14, 2000, except for Note V, as to which the date is April 16, 2001.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

__________

	December 31,
	1999	1998
	(Restated)	(Restated)
ASSETS
Investments:
Fixed maturity securities, available- for-sale, at fair value (amortized cost $80,854,764 -1999 and $67,676,411 -1998)	$78,242,322	$69,594,904
Equity securities, at fair value (cost $43,346 -1999)	57,053	-
Mortgage loans on real estate – at the unpaid principal amount	153,616	361,038
Short–term investments, at fair value which approximates cost	8,528,858	5,995,299
Total investments	86,981,849	75,951,241
Cash and cash equivalents	443,733	2,773,427
Premiums receivable	27,132,246	20,401,069
Reinsurance recoverable on paid and unpaid losses and loss expenses	21,163,574	19,234,277
Notes and accounts receivable	212,598	125,444
Deferred policy acquisition costs	10,560,763	8,708,329
Fixed assets – at cost, less accumulated depreciation	1,858,621	1,671,902
Federal income tax recoverable	47,100	12,993
Prepaid reinsurance premiums	1,485,450	1,015,581
Deferred tax asset	3,637,551	46,625
Goodwill, less accumulated amortization	1,593,801	-
Other assets	1,470,744	1,104,782
Total Assets	$156,588,030	$131,045,670

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses	$70,983,383	$58,335,143
Unearned premiums	38,698,028	30,733,144
Commissions payable	2,802,516	2,835,408
Accounts payable	1,397,263	875,327
Accrued expenses	3,112,157	4,763,950
Drafts outstanding	2,685,423	1,688,835
Note payable	-	3,000,000
Convertible subordinated debentures	10,000,000	-
Total liabilities	129,678,770	102,231,807

Shareholders' Equity:
Common Stock, par value $.50 per share: Authorized - 10,000,000 shares; issued and outstanding shares 2,124,387 - 1999 and 2,116,429 – 1998	1,062,194	1,058,215
Paid in additional capital	2,066,089	1,996,954
Accumulated other comprehensive loss	(3,897,396)	(1,828,343)
Retained earnings	27,678,373	27,587,037
Total Shareholders' Equity	26,909,260	28,813,863
Total Liabilities and Shareholders' Equity	$156,588,030	$131,045,670

The accompanying notes are an integral part of these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

__________

	For the years ended December 31,
	1999	1998	1997
	(Restated)	(Restated)	(Restated)

REVENUES

Insurance premiums (net of premiums ceded totaling $8,358,946, $6,776,174 and $7,151,207)	$55,807,330	$53,175,663	$50,877,890
Net investment income	5,080,939	4,304,507	3,594,509
Realized gains on sales of investments (net)	36,040	28,545	-
Other revenues	143,410	171,171	224,271
Total revenues	61,067,719	57,679,886	54,696,670

LOSSES AND EXPENSES

Losses and loss expenses incurred (net of reinsurance recoveries totaling $1,544,026, $4,736,671 and $3,650,474)	40,631,053	36,479,591	33,141,691
Amortization of deferred policy acquisition costs	14,305,501	13,375,221	15,162,320
Other operating expenses	4,780,902	2,105,668	1,762,192
Merger-related expenses	800,000	-	-
Interest expense	448,117	-	-
Total losses and expenses	60,965,573	51,960,480	50,066,203
Income before Federal income taxes	102,146	5,719,406	4,630,467
Benefit (provision) for Federal income taxes:
current	28,331	(179,661)	(37,573)
deferred	(39,141)	(1,763,361)	(1,236,495)
Total Federal income tax	91,336	(1,941,022)	(1,274,068)

Net income	$91,336	$3,778,384	$3,356,399

Net Income per common share:
Basic	$.04	$1.79	$1.62
Diluted	$.04	$1.78	$1.60

Weighted average common and potential common shares outstanding:

Basic	2,117,912	2,108,722	2,074,473
Diluted	2,121,697	2,121,366	2,102,395

The accompanying notes are an integral part of these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

________

	Common Stock (a)		Paid–In	Accumulated Other
	Shares		Additional	Comprehensive	Retained
	Issued	Amount	Capital	Income (Loss)(b)	Earnings	Total
				(Restated)	(Restated)	(Restated)

Balance at December 31, 1996	2,047,504	$1,023,752	$1,730,508	$(2,825,957)	$20,452,254	$20,380,557
Net income					3,356,399	3,356,399
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				327,721		327,721
Minimum pension liability adjustment				106,788		106,788
Comprehensive income						3,790,908
Common stock issued	46,925	23,463	219,696			243,159
Balance at December 31, 1997	2,094,429	1,047,215	1,950,204	(2,391,448)	23,808,653	24,414,624

Net income					3,778,384	3,778,384
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				668,309		668,309
Minimum pension liability adjustment				(105,204)		(105,204)
Comprehensive income						4,341,489
Common stock issued	22,000	11,000	46,750			57,750
Balance at December 31, 1998	2,116,429	1,058,215	1,996,954	(1,828,343)	27,587,037	28,813,863

Net income					91,336	91,336
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment				(3,006,583)		(3,006,583)
Minimum pension liability adjustment				937,530		937,530
Comprehensive loss						(1,977,717)
Common stock issued	7,958	3,979	69,135			73,114
Balance at December 31, 1999	2,124,387	$1,062,194	$2,066,089	$(3,897,396)	$27,678,373	$26,909,260

(a)           Par value $.50 per share; authorized – 10,000,000 shares.

(b)           Net of deferred taxes.

The accompanying notes are an integral part of these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

__________

	For the years ended December 31,
	1999	1998	1997
	(Restated)	(Restated)	(Restated)
Net income	$91,336	$3,778,384	$3,356,399

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	639,119	527,644	461,845
Amortization of bond premium - net	50,354	35,375	103,308
Amortization of goodwill	21,174	-	-
Gain on sale of investments	(36,040)	(28,545)	-
Deferred tax provision (benefit)	39,141	1,761,361	1,236,495

Changes in:
Premiums receivable	575,790	(12,591,502)	(7,984)
Notes and accounts receivable	(87,154)	(775)	124,206
Deferred policy acquisition costs	434,040	(2,849,679)	(97,154)
Federal income tax - current	(24,526)	(53,035)	(13,118)
Reinsurance recoverable on paid and unpaid losses and loss expenses	1,071,741	(568,211)	3,101,263
Prepaid reinsurance premiums	353,015	(320,336)	450,699
Other assets	57,273	116,941	(100,563)
Losses and loss expenses	1,435,399	8,088,365	2,579,922
Unearned premiums	(1,652,130)	11,447,387	351,557
Commissions payable	(32,892)	1,512,739	(121,991)
Accounts payable	521,936	312,874	(33,332)
Accrued expenses	(3,544,396)	(914,385)	(1,089,809)
Drafts outstanding	996,588	292,620	86,778
Total cash provided by operating activities	909,750	10,547,222	10,388,521

The accompanying notes are an integral part of these consolidated financial statements.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

__________

	For the years ended December 31,
	1999	1998	1997
	(Restated)	(Restated)	(Restated)
Investing activities:
Proceeds from:
Maturities of fixed maturities	8,074,333	17,444,834	4,852,707
Sales of fixed maturities	1,205,824	2,000,000	2,700,000
Sale of equity securities	630,612	-	-
Payments received on mortgage loan principal	207,422	161,517	111,937
Sale or maturities of short-term investments	89,390,755	245,390,264	86,804,893
Purchase of:
Fixed maturities	(9,343,352)	(31,304,235)	(15,927,470)
Short–term investments	(87,656,130)	(244,133,789)	(92,206,193)
Acquisition of North East, net of cash acquired	(12,200,953)	-	-
Fixed assets	(621,069)	(612,897)	(221,741)
Total cash utilized in investing activities	(10,312,558)	(11,054,306)	(13,885,867)
Financing activities:
Convertible subordinated debentures	10,000,000	-	-
Note payable	(3,000,000)	3,000,000	-
Common stock issued	73,114	57,750	243,159
Total cash provided by financing activities	7,073,114	3,057,750	243,159
Net increase (decrease) in cash	(2,329,694)	2,550,666	(3,254,187)
Cash and cash equivalents at beginning of year	2,773,427	222,761	3,476,948
Cash and cash equivalents at end of year	$443,733	$2,773,427	$222,761

Supplemental Disclosures of Cash Flow Information

                (1)           Total interest paid was $448,782 (1999) $60,389 (1998), and $8,890  (1997).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________

Note A – Summary of Significant Accounting Policies:

(a)           Basis of Presentation and Principles of Consolidation:

The consolidated financial statements of Motor Club of America (the "Company") include its accounts and those of its directly or indirectly wholly–owned subsidiary companies.  The financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP").  The preparation of financial statements in conformity with these practices requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

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

The acquisition has been accounted for using the purchase method of accounting and, based on the fair value of the net assets acquired at September 24, 1999, the Company recorded $1,614,957 of goodwill associated with the purchase which is being amortized on a straight-line basis over twenty years.  The consolidated results of operations include the results of operations of North East for the three months ended December 31, 1999.  The amount of goodwill amortization expense recorded in 1999 was $21,174.

The following unaudited pro forma consolidated results of operation for the years ended December 31, 1999 and 1998 assume the North East acquisition occurred as of January 1, 1998:

	1999	1998
	(Restated)	(Restated)
Insurance premiums	$66,002,646	$65,756,095
Net investment income	5,695,332	5,175,055
Realized gains on sales of investments (net)	3,102	82,817
Other revenue	143,410	171,171
Total revenues	71,844,490	71,185,138
Losses and loss expenses incurred	47,398,423	44,837,264
Other operating expenses	25,860,049	21,339,295
Total losses and expenses	73,258,472	66,176,559
Income (loss) before federal income taxes	(1,413,982)	5,008,579
Benefit (provision) for federal income taxes	488,475	(1,687,859)
Net income	$(925,507)	$3,320,720
Earnings per share:
Basic	(.44)	1.57
Diluted	(.44)	1.40

Note C – Investments:

(a)           The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1999 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government securities	$20,031,827	$128,984	$(239,128)	$19,921,683
Mortgage-backed securities	10,678,363	29,476	(301,482)	10,406,357
Asset-backed securities	10,454,886	-	(216,034)	10,238,852
Corporate securities	39,689,688	9,436	(2,023,694)	37,675,430
Total	$80,854,764	$167,896	$(2,780,338)	$78,242,322

The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1998 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government securities	$22,027,700	$1,128,251	$(10,320)	$23,145,631
Mortgage-backed securities	11,053,686	165,978	(6,075)	11,213,589
Asset-backed securities	10,698,352	107,618	-	10,805,970
Corporate securities	23,896,673	558,555	(25,514)	24,429,714
Total	$67,676,411	$1,960,402	$(41,909)	$69,594,904

The amortized cost and fair value of investments in fixed maturity securities at December 31, 1999, by contractual maturity, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$4,943,415	$4,928,712
Due after one year through five years	21,037,686	20,953,774
Due after five years through ten years	30,933,494	29,040,693
Due after ten years	23,940,169	23,319,143
	$80,854,764	$78,242,322

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

(b)           Net investment income by category of investments consisted of the following:

Category	1999	1998	1997
Fixed maturities	$4,665,066	$3,950,500	$3,387,140
Other, principally short–term investments	593,366	498,253	431,932
Total investment income	5,258,432	4,448,753	3,819,072
Investment expenses	177,493	144,246	224,563
Net investment income	$5,080,939	$4,304,507	$3,594,509

(c)           At December 31, 1999 and 1998, fixed maturity investments (at fair value) deposited with the various states where the Insurance Companies conduct business amounted to $2,986,560 and $222,784, respectively.

(d)           There were no investments in any persons and its affiliates in excess of ten percent of shareholders' equity.

(e)           The change in net unrealized gains (losses) on investments are as follows:

	Years Ended December 31,
	1999	1998	1997
Fixed maturities	$(4,517,228)	$1,012,666	$635,790

(f)            In the opinion of management there has been no permanent impairment in the carrying amount of investments.

Note D - Unpaid Losses and Loss Expenses:

(a)           The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss expenses for 1999, 1998 and 1997:

	1999	1998	1997
Balance at January 1	$58,335,143	$50,246,778	$47,666,856
Less: Reinsurance recoverables	18,520,866	17,363,319	19,553,223
Net balance at January 1	39,814,277	32,883,459	28,113,633
Acquired in 1999	8,820,265	-	-
Incurred losses and loss expenses:
Provision for current year claims	37,271,781	32,598,287	29,368,738
Increase in provision for prior years' claims	3,359,272	3,881,304	3,772,953
Total incurred losses and loss expenses	40,631,053	36,479,591	33,141,691
Payment for losses and loss expenses:
Payment on current year claims	16,447,458	12,038,000	12,169,000
Payment on prior years' claims	20,288,404	17,510,773	16,202,865
Total payments for losses and loss expenses	36,735,862	29,548,773	28,371,865
Net balance at December 31	52,529,733	39,814,277	32,883,459
Plus: Reinsurance recoverables	18,453,650	18,520,866	17,363,319
Balance at December 31	$70,983,383	$58,335,143	$50,246,778

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

Note E – Fixed Assets:

                                Fixed assets consist of the following:

	1999	1998
Leasehold improvements	$202,275	$191,937
Office furniture, fixtures and data processing equipment	3,984,231	3,287,546
	4,186,506	3,479,483
Less accumulated depreciation	2,327,885	1,807,581
	$1,858,621	$1,671,902

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

The effect of reinsurance on premiums written and earned is as follows:

	1999		1998		1997
	Written	Earned	Written	Earned	Written	Earned
Direct	$62,467,203	$64,151,936	$71,399,224	$59,951,837	$58,380,651	$58,029,094
Assumed	46,946	14,340	-	-	-	-
Ceded	(8,005,934)	(8,358,946)	(7,096,511)	(6,776,174)	(6,700,505)	(7,151,204)
Net	$54,508,215	$55,807,330	$64,302,713	$53,175,663	$51,680,146	$50,877,890

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

Note H – Convertible Subordinated Debentures:

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

Note I – Taxes:

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

At the time of its insolvency, MCAIC realized approximately $150 million in losses, which generated a net operating loss (“NOL”) that could not be utilized at that time by either the Company or MCAIC under applicable IRS regulations and which expire in 2006. Additional net operating losses have been experienced by MCAIC since 1992, some of which were utilized by the Company at a time when it had no tax basis in MCAIC, thus creating a deferred tax liability represented by the $910,664 “Excess Loss Account” item (for the yearended December 31, 1999) as shown in the deferred tax reconciliation of this Note.  The $150 million of NOL’s generated in 1992 will likely increase the Company’s excess loss account at the time they expire in 2006.

An excess loss account in a subsidiary generally creates taxable income at the time of the sale, liquidation or other disposition of the subsidiary.

Management expects that the liquidation or other disposition of MCAIC will take place prior to the expiration of these NOL’s in 2006 and  prior to the corresponding increase in the Company’s excess loss account.  As the control of the liquidation process rests with the Insurance Department of the State of Oklahoma (the “Receiver”) and not with management, there is a potential risk that such tax liability could be incurred by the Company after 2006 when the1992 generated NOL’s will have been converted into the Company’s excess loss account. Management believes it is unlikely that such risk will occur, as the liquidation of MCAIC is probable before the expiration of the NOL.  However, the tax effects of these transactions are subject to the circumstances of the liquidation process itself and tax-planning strategies exist which could mitigate the impact of such a tax exposure.

With respect to the Company’s excess loss account created by the Company’s utilization of MCAIC’s post 1992 NOL’s, these excess losses will likely result in the Company recognizing taxable income in the year MCAIC is liquidated or otherwise disposed of.  The effect of the deferred taxes attributable to such income has been reflected in the Consolidated Financial Statements.

(b)           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	1999	1998
	(Restated)	(Restated)
Deferred tax assets:
Net operating loss ("NOL") carryforward	$2,969,144	$429,513
Unpaid losses and loss expenses	2,046,251	1,637,930
Unearned premium	2,530,457	2,020,794
Unrealized loss on debt securities	888,230	-
Minimum pension liability	1,111,120	1,594,090
Alternative minimum tax and general business credit carry forwards	300,611	328,942
Other deferred tax assets	313,353	-
Total deferred tax assets	10,159,166	6,011,269
Deferred tax liabilities:
Deferred acquisition costs	(3,590,659)	(2,960,832)
Excess loss account	(910,664)	(710,916)
Unrealized gain on debt securities	-	(652,288)
Prepaid pension cost	(1,181,989)	(1,173,680)
Other deferred tax liabilities	(223,447)	(166,071)
Total deferred tax liabilities	(5,906,759)	(5,663,787)
Less: valuation allowance for deferred tax assets	(614,856)	(300,857)
Net deferred tax asset	$3,637,551	$46,625

The NOL carryforward of $8,732,775 expires beginning in 2009.  The NOL carryforward includes $6,327,667 of attributable to North East, which expire in 2014.  Under the prevailing tax laws, these losses must be used to offset taxable income of North East only, are not available to offset taxable income of other operations and are subject to an annual limitation of $587,000.

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

(c)           The provision for Federal income taxes resulted in effective tax rates lower than the statutory Federal income tax rates, as follows:

	1999	1998	1997
	(Restated)	(Restated)	(Restated)
Tax provision computed at statutory federal income tax rates	$(34,730)	$(1,944,598)	$(1,574,359)
Goodwill	(7,199)	-	-
Other-net	31,119	3,576	300,291
Benefit (provision)	$(10,810)	$(1,941,022)	$(1,274,068)

(d)           The Consolidated Statements of operations for the years ended December 31, 1999, 1998 and 1997 include state taxes based on insurance premiums of $230,606, $189,346 and $153,333.

Note J – Shareholders' Equity:

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

The consolidated capital and surplus, shareholders' equity and income of the Insurance Companies on a statutory and GAAP basis were as follows:

	December 31,
	1999	1998
Capital and surplus – Statutory basis	$30,211,579	$24,886,388
Shareholders' equity – GAAP basis	$47,647,953	$42,143,091

	Years ended December 31,
	1999	1998	1997
Net income (loss):
Statutory basis	$204,073	$(762,471)	$3,719,782
GAAP basis	$1,265,286	$5,157,732	$4,316,713

Distribution by the Insurance Companies of the excess of GAAP shareholders' equity over statutory capital and surplus to the Company is prohibited by law.

Note K – Contingencies:

The Company and its subsidiaries are parties to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business.  The Company believes that the disposition of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

Note L – Pensions:

(a)           The Company has a non–contributory defined benefit plan (the "Plan").  Eligible salaried and hourly employees of the Company participate in the Plan after twelve months of continuous employment with the Company when age 21 has been attained.  Retirement benefits are based on each participant's average compensation and years of service.  Vesting of benefits  begins after five years of service commencing from the minimum age of 21 or date of hire, if later.

The Company's contributions are designed to fund the Plan’s normal costs on a current basis and to  fund the unfunded prior service costs, including accrued benefits arising from qualifying employee service occurring prior to the establishment of the Plan, over 40 years.

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

(b)           Pension expense for 1999, 1998 and 1997 included the following components:

	1999	1998	1997

Interest cost	$784,400	$813,900	$837,900
Expected return on plan assets	(1,032,700)	(946,800)	(862,000)
Recognized loss	342,100	312,500	277,900
Net periodic benefit cost benefit obligation	$93,800	$179,600	$253,800

Measurement of the Company's benefit obligation and pension expense as of December 31 of each year used the following assumptions:

	1999	1998	1997

Discount rate	7.75%	6.75%	7.25%
Expected return on plan assets	10.00%	10.00%	10.00%
Rate of compensation increase	N/A	N/A	N/A

(c)           A reconciliation of the changes in the Plan's benefit obligations and fair value of assets during 1999 and 1998 and a statement of the funded status of the Plan as of December 31 of each year is as follows:

	1999	1998
Change in benefit obligation:
Benefit obligation at January 1	$11,968,900	$11,605,700
Service cost	-	-
Interest Cost	784,400	813,900
Actuarial (gain)/loss	(886,400)	568,000
Benefits paid	(1,022,000)	(1,018,700)
Benefit obligation at December 31	$10,844,900	$11,968,900
Change in plan assets:
Fair value of plan assets at January	$10,618,700	$9,340,000
Actual return on plan assets	1,325,700	1,165,300
Employer contribution	239,900	1,254,500
Benefits paid	(1,022,000)	(1,018,700)
Other	(101,000)	(122,400)
Fair value of plan assets at December 31	$11,061,300	$10,618,700
Funded Status at December 31	$216,400	$(1,350,200)
Unrecognized loss	3,268,000	4,688,500
Net amount recognized at December 31	$3,484,400	$3,338,300

Following are the amounts recognized in the statement of financial position as of December 31 of each year:

Prepaid benefit cost	$216,400	-
Accrued benefit liability	-	$(1,350,200)
Accumulated other comprehensive income	3,268,000	4,688,500
Deferred tax benefit, asrestated	(1,111,120)	(1,594,090)
Net amount recognized	$2,373,280	$1,744,210

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

Note M – Post–retirement Benefits:

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

(b)           Net periodic post-retirement benefit cost for 1999, 1998 and 1997 included the following components:

	1999	1998	1997

Service cost	$2,700	$2,500	$2,300
Interest cost	30,100	36,000	40,200
Amortization of transition obligation	28,000	28,000	28,000
Amortization of net loss	22,600	21,800	22,400
Net postretirement expense	$83,400	$88,300	$92,900

Measurement of the Company’s benefit obligation and post-retirement benefit expense as of December 31 of each year used the following assumptions:

	1999	1998	1997

Discount Rate	7.75%	6.75%	7.25%
Expected return on assets	N/A	N/A	N/A
Average rate of increase in compensation	N/A	N/A	N/A

(c)           A reconciliation of the changes in the benefit obligations and fair value of assets during 1999 and 1998 and a statement of the funded status as of December 31 of each year is as follows:

	1999	1998
Change in Accumulated Postretirement
Benefit Obligation
Benefit Obligation at January 1	$502,600	$552,900
Service Cost	2,700	2,500
Interest Cost	30,100	36,000
Employee Contributions	45,700	12,400
Benefit Paid	(157,900)	(125,100)
Actuarial (gain) loss	(47,900)	23,900
Benefit Obligation at December 31	$375,300	$502,600

Change in Plan Assets
Fair Value of Plan Assets at January 1	$-	$-
Company Contributions	112,200	112,700
Employee Contributions	45,700	12,400
Benefits Paid	(157,900)	(125,100)
Fair Value of Plan Assets at December 31	$-	$-

Funded Status of the Plan
Benefit obligation less than plan assets	$(375,300)	$(502,600)
Unamortized transition obligation	361,000	389,000
Unamortized net loss	187,100	257,600
Net prepaid asset	$172,800	$144,000

The following are the amounts recognized in the statement of financial position as of December 31 of each year:

	1999	1998

Prepaid benefit cost	$172,800	$144,000
Accumulated other comprehensive income	-	-
Net amount recognized	$172,800	$144,000

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

Note N - Selected Quarterly Financial Data (Unaudited):

(a)           Year ended December 31, 1999 (Restated):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter*
Revenues	$14,314,773	$14,417,053	$14,627,084	$17,708,809

Losses and expenses	$13,106,674	$13,173,443	$15,465,552	$19,219,904

Net income (loss)	$1,080,247	$1,112,000	$(749,734)	$(1,351,177)

           *Includes North East and subsidiaries

           Net income (loss) per common share:

Basic	$.51	$.53	$(.35)	$(.64)
Diluted	$.51	$.52	$(.35)	$(.64)

Reconciliation of previously reported to restated net income and per share information:

Net income (loss):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter*
Previously reported

$

985,621

$

1,011,433

$

129,745

$

(849,866

)

Effect of tax adjustment	94,626	100,567	(879,479)	(501,311)
As restated	$1,080,247	$1,112,000	$(747,734)	$(1,351,177)

Per share information:
Basic:
Previously reported	$.47	$.48	$.06	$(.40)
Effect of tax adjustment	.04	.05	(.41)	(.24)
As restated

$

 .51

$

 .53

$

 (.35

)

$

 (.64

)

Diluted:
Previously reported	$.46	$.48	$.06	$(.40)
Effect of tax adjustment	.05	.04	(.41)	(.24)
As restated

$

 .51

$

 .52

$

 (.35

)

$

 (.64

)

                *Includes North East and subsidiaries

(a)           Year ended December 31, 1998 (Restated):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Revenues	$14,122,238	$14,196,905	$14,481,138	$14,879,605

Losses and expenses	$12,689,535	$12,629,606	$13,140,836	$13,500,503

Net income	$946,480	$1,035,397	$885,437	$911,070

Net income per common share:

Basic	$.45	$.49	$.42	$.43
Diluted	$.45	$.48	$.42	$.43

Reconciliation of previously reported to restated net income and per share information:

Net income (loss):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter*
Previously reported

$

1,024,531

$

1,134,939

$

1,015,460

$

1,080,861

Effect of tax adjustment	(78,051)	(99,542)	(229,565)	(169,791)
As restated	$946,480	$1,035,397	$885,437	$911,070

                                Per share information:

Basic:
Previously reported	$.49	$.54	$.48	$.51
Effect of tax adjustment	(.04)	(.05)	(.06)	(.08)
As restated

$

.45

$

.49

$

.42

$

.43

Diluted:
Previously reported	$.48	$.54	$.48	$.51
Effect of tax adjustment	(.03)	(.06)	(.06)	(.08)
As restated

$

.45

$

.48

$

.42

$

.43

Note O - Comprehensive Income (Restated):

                                Comprehensive income consisted of the following:

	1999	1998	1997
Net income	$91,336	$3,778,384	$3,356,399
Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized gains (losses) during period (net of taxes of ($1,536,862), $354,057 and $216,243	(2,982,797)	687,149	327,721
Less: Reclassification adjustment for gains included in net income (net of taxes of $12,254, $9,705 and $0)	(23,786)	(18,840)	-
Net unrealized gains (losses)	(3,006,583)	668,309	327,721
Minimum pension liability adjustment (net of taxes of $482,970, ($54,916) and $55,012)	937,530	(105,204)	106,788
Other comprehensive income (loss)	(2,069,053)	563,105	434,509
Comprehensive income (loss)	$(1,977,717)	$4,341,489	$3,790,908

Note P – Stock Option Plans:

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

Transactions during 1997, 1998 and 1999 relating to the 1987 Option Plan are as follows:

			Weighted
		Exercise	Average
	Number of	Price per	Aggregate
	Shares	Share	Amount

Options outstanding at December 31, 1996	34,500	$2.625	$90,562
Options exercised in 1997	(11,375)	$2.625	(29,859)
Options lapsed in 1997	(1,125)	$2.625	(2,953)
Options granted in 1997	62,000	$12.75	790,500
Options outstanding at December 31, 1997	84,000	$10.098	848,250
Options exercised in 1998	(22,000)	$2.625	(57,750)
Options lapsed in 1998	(5,000)	$12.75	(63,750)
Options outstanding at December 31, 1998 and 1999	57,000	$12.75	$726,750

Transactions during 1997, 1998 and 1999 relating to the 1992 Option Plan are as follows:

			Weighted
		Exercise	Average
	Number of	Price per	Aggregate
	Shares	Share	Amount

Options outstanding at December 31, 1996	51,000	$6.00	$306,000
Options exercised in 1997	(35,550)	$6.00	(213,300)
Options lapsed in 1997	(15,450)	$6.00	(92,700)
Options granted in 1997	3,000	$12.75	38,250
Options outstanding at December 31, 1997	3,000	$12.75	38,250
Options granted in 1998	28,500	$11.75	334,875
Options outstanding at December 31, 1998 and	31,500	$11.845	$373,125
Options granted in 1999	31,000	$12.875	399,125
Options outstanding at December 31, 1999	62,500	$12.36	$772,250

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

Options Outstanding			Options Exercisable
					Average
Exercise		Average	Exercise		Exercise
Price	Options	Life(a)	Price	Options	Price

$ 11.75	28,500	3.75	$11.75	7,125	$11.75
$ 12.75	60,000	2.25	$12.75	30,000	12.75
$ 12.875	31,000	4.50	$12.875	0	-
Total	119,500	3.19	$12.54	37,125	$12.56

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

	1999	1998	1997
	(Restated)	(Restated)	(Restated)

Net income (numerator)	$91,336	$3,778,384	$3,356,399
Weighted average basic common shares outstanding (denominator)	2,117,912	2,108,722	2,074,473
Shares contingently issuable under Stock Option plans	3,785	12,644	27,922
Average diluted common shares outstanding (denominator)	2,121,697	2,121,366	2,102,395

Net income per common share:
Basic	$.04	$1.79	$1.62
Diluted	$.04	$1.78	$1.60

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

Note U – Related Party Transactions:

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

Note V - Restatement:

In March 2001, the Company’s management determined that certain tax benefits should not have been recognized and that certain deferred tax liabilities had not been recorded.  These tax matters, which are discussed in Note I, relate to the tax effects of temporary differences arising from a subsidiary that was deconsolidated for financial reporting purposes due to its insolvency in 1992.

As a result, the 1997, 1998 and 1999 Consolidated Financial Statements have been restated from amounts previously reported.

Finally, deferred tax assets were not recorded for the tax effects of the minimum pension liability that is presented as a component of other comprehensive income. Shareholders’ equity at December 31, 1996 increased by $1,594,906, representing the cumulative effect on prior periods’ results of revising the tax accrual.

These tax matters have no impact on the operations, cash flow or capital and surplus of the Company’s active insurance subsidiaries or on the consolidated income before Federal income taxes for the periods presented nor is the Company subject to penalties and interest in the recording of the deferred tax liabilities.  The effect of these tax items on the accompanying are set forth below:

	Consolidated Balance Sheet as of
	December 31, 1999		December 31, 1998
	As		As
	previously	As	previously	As
	Reported	Restated	Reported	Restated
ASSETS
Investments:
Fixed maturity securities	$78,242,322	$78,242,322	$69,594,904	$69,594,904
Equity securities	57,053	57,053	0	0
Mortgage loans on real estate	153,616	153,616	361,038	361,038
Short-term investments	8,528,858	8,528,858	5,995,299	5,995,299
Total investments	86,981,849	86,981,849	75,951,241	75,951,241
Cash and cash equivalents	443,733	443,733	2,773,427	2,773,427
Premiums receivable	27,132,246	27,132,246	20,401,069	20,401,069
Reinsurance recoverable	21,163,574	21,163,574	19,234,277	19,234,277
Notes and accounts receivable	212,598	212,598	125,444	125,444
Deferred policy acquisition costs	10,560,763	10,560,763	8,708,329	8,708,329
Fixed assets	1,858,621	1,858,621	1,671,902	1,671,902
Federal income tax recoverable	54,026	47,100	26,724	12,993
Prepaid reinsurance premiums	1,485,450	1,485,450	1,015,581	1,015,581
Deferred tax asset	4,128,766	3,637,551	0	46,625
Goodwill	1,745,848	1,593,801	0	0
Other assets	1,470,744	1,470,744	1,104,782	1,104,782
Total Assets	$157,238,218	$156,588,030	$131,012,776	$131,045,670

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Losses and loss expenses	$70,983,383	$70,983,383	$58,335,143	$58,335,143
Unearned premiums	38,698,028	38,698,028	30,733,144	30,733,144
Commission payable	2,802,516	2,802,516	2,835,408	2,835,408
Accounts Payable	1,397,263	1,397,263	875,327	875,327
Accrued expenses	3,112,157	3,112,157	4,763,950	4,763,950
Drafts outstanding	2,685,423	2,685,423	1,688,835	1,688,835
Convertible subordinated debentures	10,000,000	10,000,000	0	0
Note payable	0	0	3,000,000	3,000,000
Deferred tax liability	0	0	957,440	0
Federal income tax payable	0	0	0	0
Other liabilities	0	0	0	0
Total liabilities	129,678,770	129,678,770	103,189,247	102,231,807
Shareholders' Equity:
Common stock	1,062,194	1,062,194	1,058,215	1,058,215
Paid in capital	2,066,089	2,066,089	1,996,954	1,996,954
Accumulated other comprehensive income	(5,036,515)	(3,897,396)	(3,422,387)	(1,828,343)
Retained earnings	29,467,680	27,678,373	28,190,747	27,587,037
Total Shareholders' Equity	27,559,448	26,909,260	27,823,529	28,813,863
Total Liabilities and Shareholders' Equity	$157,238,218	$156,588,030	$131,012,776	$131,045,670

	Consolidated Income Statements for the Years Ended December 31,
	1999		1998		1997
	As previously Reported	As Restated	As previously Reported	As Restated	As previously Reported	As Restated
Income before Federal income taxes	$102,146	$102,146	$5,719,406	$5,719,406	$4,630,467	$4,630,467

Benefit (provision) for Federal income taxes:
Current	21,865	28,331	(193,121)	(179,661)	(37,573)	(37,573)
Deferred	1,152,922	(39,141)	(1,270,494)	(1,761,361)	(1,110,192)	(1,236,495)
Total Federal income tax	1,174,787	(10,810)	(1,463,615)	(1,941,022)	(1,147,765)	(1,274,068)
Net income	$1,276,933	$91,336	$4,255,791	$3,778,384	$3,482,702	$3,356,399

Net income per common share:
Basic	$0.60	$0.04	$2.02	$1.79	$1.68	$1.62
Diluted	$0.60	$0.04	$2.01	$1.78	$1.66	$1.60

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE I.  SUMMARY OF INVESTMENTS–

OTHER THAN INVESTMENTS IN RELATED PARTIES

at December 31, 1999

__________

Column A	Column B	Column C	Column D
	Cost(a)	Market	Amount at which shown in the balance sheet
Type of investment

Fixed maturity securities available-for-sale:
United States Government and government agencies and authorities	$30,710,190	$30,328,040	$30,328,040
Industrial and miscellaneous	46,544,011	44,532,565	44,532,565
Public utilities	3,600,563	3,381,717	3,381,717

Total fixed maturities	80,854,764		78,242,322
Equity securities:
Common stock	43,346	57,053	57,053
Mortgage loans on real estate	153,616		153,616

Short–term investments, available-for-sale	8,528,858	8,528,858	8,528,858

Total investments	$89,580,584		$86,981,849

Note: (a)                                                  Represents original cost of investments reduced by repayment and as to fixed maturities, adjusted for amortization of premiums or accrual of discounts.

 (Continued)

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE II. CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY)

__________

BALANCE SHEETS

	December 31,
	1999	1998
	(Restated)	(Restated)
Assets:

Cash and cash equivalents	$-	$1,238,530
Investments in subsidiaries	46,399,026	40,707,745
Insurance premiums receivable	18,896,067	19,587,908
Other assets	4,781,710	2,024,056
Total assets	$70,076,803	$63,558,239

Liabilities and shareholders' equity:
Indebtedness to subsidiaries	$28,276,495	$26,498,457
Convertible subordinated debentures	10,000,000	-
Note payable	-	3,000,000
Other liabilities	4,891,048	5,245,919
Total liabilities	43,167,543	34,744,376
Shareholders' equity	26,909,260	28,813,863
Total liabilities and shareholders' equity	$70,076,803	$63,558,239

Notes to Schedule

The Notes to Consolidated Financial Statements of Motor Club of America and Subsidiaries are incorporated by reference to this schedule.

The Statements of Shareholders' Equity are the same as those presented for Motor Club of America and Subsidiaries.

(Continued)

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE II.  CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY)

__________

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	1999	1998	1997
	(Restated)	(Restated)	(Restated)
Revenues:

Membership servicing fees	$118,924	$133,531	$152,791
Commission income	-	-	1,595
Interest on mortgage loans	16,974	35,251	4,973
Other income (1)	168,222	204,640	216,161
Total revenues	304,120	373,422	375,520

Expenses:

Merger expenses	800,000	-	-
Interest expense	448,117	60,389	8,890
General and administrative expenses (1)	298,514	(248,636)	(512,054)
Total expenses	1,546,631	(188,247)	(503,164)

Income before Federal income taxes	(1,242,511)	561,669	878,684
Benefit (provision) for Federal income taxes:
current	28,331	1,384,611	(37,573)
deferred	40,230	(1,761,361)	(1,236,495)
Total Federal income tax	68,561	(376,750)	(1,274,068)

Income (loss) before item shown below	(1,173,950)	184,919	(395,384)
Equity in net income of subsidiaries	1,265,286	3,593,465	3,751,783
Net income	$91,336	$3,778,384	$3,356,399

(1)           Amount is net of $285,762 (1999), $296,810 (1998) and  $535,816 (1996) of management fees charged to subsidiaries.

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE II.  CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY)

__________

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	1999	1998	1997
	(Restated)	(Restated)	(Restated)
Net income	$91,336	$3,778,384	$3,356,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	499,503	426,703	371,756
Deferred tax benefit	(40,230)	1,761,361	1,274,068

Changes in:
Premiums receivable	691,841	(12,221,216)	172,024
Investments in subsidiaries	340,204	(10,818,776)	(2,676,923)
Other assets	(7,716)	125,831	229,053
Other liabilities	1,065,629	451,011	(305,577)
Indebtedness to related parties	1,778,038	11,857,053	(922,446
Net cash provided by (utilized in) operating activities	4,418,605	(4,639,649)	1,498,354

Investing activities:
Proceeds from:
Disposal of short–term investments	-	28,900,000	47,287,674
Payments received on mortgage loan principal	207,422	161,517	4,490
Purchase of:
Fixed maturities	-	-	-
Short–term investments	-	(25,750,000)	(48,692,219)
Acquisition of North East	(10,409,682)	-	-
Fixed assets	(454,875)	(491,088)	(168,878)
Mortgage loans from Finance Company	-	-	(527,045)
Net cash provide by (utilized in) investing activities	(10,657,135)	2,820,429	(2,095,978)
Financing activities:
Convertible subordinated debentures	10,000,000	-	-
Note payable	(3,000,000)	3,000,000	-
Capital contribution to subsidiary	(2,000,000)	-	-
Common stock issued	-	57,750	243,159
Net cash provided by financing activities	5,000,000	3,057,750	243,159
Increase (decrease) in cash and cash equivalents	(1,238,530)	1,238,530	(354,465)
Cash and cash equivalents at beginning of year	1,238,530	-	354,465
Cash and cash equivalent at end of year	$-	$1,238,530	$-

Supplemental Disclosures of Cash Flow Information

(1)           Total interest paid was $448,782 (1999), $60,389 (1998) and $8,890 (1997).

(2)           Total federal income taxes paid was $0 (1999), $212,738 (1998) and $50,691 (1997).

(Continued)

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE IV.  REINSURANCE

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                                                                                            __________

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to other Companies	Assumed from other Companies	Net Amount	% of Amount Assumed to Net
December 31, 1999:

Total property and casualty insurance premiums earned	$64,151,936	$8,358,946	$14,340	$55,807,330	0.03%

December 31, 1998:

Total property and casualty insurance premiums earned	$59,951,837	$6,776,174	$-	$53,175,663	0.00%

December 31, 1997:

Total property and casualty insurance premiums earned	$58,029,094	$7,151,204	$-	$50,877,890	0.00%

(Continued)

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE V. VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

__________

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
Allowance for doubtful receivables:

December 31, 1999	$68,091	$-	$–	$-	$68,091

December 31, 1998	$68,091	$-	$–	$-	$68,091

December 31, 1997	$41,340	$26,751	$–	$-	$68,091

Valuation allowance for deferred taxes, as restated:

December 31, 1999	$300,857	$313,999	$-	$-	$614,856

December 31, 1998	$1,920,162	$-	$-	$1,619,305	$300,857

December 31, 1997	$-	$1,920,162	$-	$-	$1,920,162

MOTOR CLUB OF AMERICA AND SUBSIDIARIES

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY/CASUALTY INSURANCE OPERATIONS

__________

For the years ended December 31, 1999, 1998 and 1997

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted in Column C	Unearned Premiums	Claims and Claim		Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premium Written
					Earned Premiums	Net Investment Income (a)	(1) Current Year	(2) Prior Years
Year ended December 31, 1999	$10,560,763	$70,983,383	–	$38,698,028	$55,807,330	$4,920,229	$37,271,781	$3,359,272	$14,305,501	$36,735,862	$54,508,215

Year ended December 31, 1998	$8,708,329	$58,335,143	–	$30,733,144	$53,175,663	$4,102,255	$32,598,287	$3,881,304	$13,375,221	$29,548,773	$64,302,713

Year ended December 31, 1997	$5,858,650	$50,246,778	–	$19,285,757	$50,877,890	$3,384,004	$29,368,738	$3,772,953	$15,162,320	$28,371,865	$51,680,146

Note:  (a)  Excludes non–insurance subsidiaries' investment income and realized investment gains.